Form 10KSB
period 2006-12-31
Expedition Leasing,Inc.
filed 2007-04-02
CIK 1365354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-1365354

EXPEDITION LEASING, INC.

(Name of small business issuer in its charter)

Florida	7350, 6159	20-1112910
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1900 Land O’ Lakes Blvd., Suite 105

Lutz, Florida 33549

(813) 833-7525 Fax (813) 885-5911

(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $13,173. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2007 is $1,304,950. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates and the price of the common equity was assumed to be $0.25, the last price at which the issuer offered common equity (no sales have occurred since that time). The number of shares outstanding of the registrant’s common stock as of March 27, 2007 was 25,229,800.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

EXPEDITION LEASING, INC.

2006 FORM 10-KSB

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

ITEM 1.	DESCRIPTION OF BUSINESS

General

The discussion below contains a summary of our business plan; as such, it should be read with the understanding that we have had limited operations. There can be no assurance that any or all of the items discussed in this section will be realized.

Expedition Leasing, Inc. was founded on May 12, 2004. We are a development-stage leasing company, which, through our wholly-owned subsidiary, Expedition Holdings, Inc., is dedicated to purchasing motor-vehicles and equipment from third parties, leasing the equipment and motor-vehicles to consumers, servicing the lease contracts, and remarketing the leased equipment and motor-vehicles upon termination of the lease, as well as all other related business activities. In some instances, we may sell a lease to a third-party finance company when we can recognize substantial profits on the transaction. Otherwise, we will collect and service the leases directly. Typically, our leases will be operating leases and, therefore, will not have a bargain purchase option at the conclusion of the lease. At the conclusion of the lease, we intend to remarket the leased equipment or motor-vehicles through various channels. If we cannot release the equipment to another lessee or sell the equipment in a retail setting for the equipment’s residual value, we will use local auctioneers to auction the items to the public. We initially intend to market our services to high-risk borrowers who have had prior credit problems.

We currently have two vehicle leases, which are both operating leases. We had one equipment lease that expired on October 31, 2006. The equipment lease was a capital lease. Generally, we do not acquire an asset until we have identified a lessee to lease the asset from us. In most instances, a potential customer will identify a piece of equipment or vehicle and will be seeking lease financing. We then review the proposed transaction as well as the customer’s credit history. If we approve the transaction, we will typically purchase the asset from the third party and then lease the asset to our customer in contemporaneous transactions. Historically, we have financed the purchase of all of our leased assets from the proceeds of the loan from Total M.I.S., Inc. We intend to finance future lease transactions through capital raised by the Company in future debt or equity financings. We currently do not have any proposals or arrangements to issue any shares of our capital stock for any purpose, including future acquisitions or equity financings. We currently locate and evaluate consumers to lease vehicles and equipment from us through referrals we receive from our contacts in the Tampa Bay community. Based in Tampa, Florida, our contacts include business associates, social acquaintances, family members, friends, and anyone else that these individuals may know, directly or indirectly. We also intend to finance marketing campaigns by raising additional operating capital after we are listed on the OTCBB.

There is substantial competition in the business of selling and leasing equipment, machinery, and motor-vehicles. A number of institutions, including commercial banks, have entered the business of leasing equipment to high risk, non-prime borrowers and compete against us for the best high-risk borrowers. To some extent, we will compete with providers of alternative financing services, secondary finance companies, and other firms that have greater financial and marketing resources than we do. However, we will attempt to lease our equipment to individuals or businesses where the equipment, machinery, or motor-vehicle is essential to their business.

We are incorporated in Florida and have not yet registered to do business as a foreign company in any other state. There are numerous state laws regarding the lease of vehicles. Many states regulate the sale of loss damage waivers, vicarious liability of vehicle owners, consumer protection, advertising, used vehicle sales, the taxing and licensing of vehicles, and franchising operations. Some states require that lessors of vehicles register as vehicle “distributors” or “dealers.” To date we have acquired an occupational license but have not registered as a “dealer” or “distributor” of vehicles because we believe that we have not passed the statutory threshold for licensing as such. Although we believe we have obtained all licenses necessary to operate our business, government authorities may take the position that state vehicle financing laws, motor vehicle dealer laws, or related consumer protection laws apply to our business.

We currently own only two cars. We lease both cars under two lease agreements, one of which is with a related party to the Company. We initially are offering the following lease programs:

Operating Lease with Fair Market Value (Residual) Purchase Option

We anticipate that this will initially be our primary focus. An operating lease provides us with all the tax benefits of ownership and gives the lessee a much lower payment than a financing lease would provide since the cost to acquire the equipment is much greater at the end of the lease. It also provides the lessee the option to purchase the equipment, machinery, or motor-vehicle at the end of the lease for its residual value. A lessee also may elect to release the equipment under a new lease, or return the equipment, machinery, or motor-vehicle to us. An operating lease can be structured with little or no money down, which makes it an attractive option for most of our customers.

Financing Lease (Capital Lease)

We also anticipate offering a short-term capital lease program. A capital lease provides the lessee with all the tax benefits associated with ownership of the equipment and also provides the lessee with the option to purchase the equipment at the termination of the lease for a nominal amount. For companies that intend to keep the leased equipment for a long period of time, a capital lease is an attractive option. We will likely only enter into short-term capital leases with each lease term lasting no more than 24 months. Since we intend to only enter into short-term capital leases, we will probably not be competitive in these transactions. Therefore, if we enter into a short-term capital lease, we will likely try to sell these leases to banks, credit unions, or other leasing companies.

Sales Approach

Initially we intend to focus our sales efforts within our first community, Tampa, Florida, and its surrounding areas. We intend to advertise our services on local Internet portals and search engines such as Google, Yahoo!, AOL, Excite, GO Network, and Lycos. If we are successful in initially developing our business though the use of Internet portals, advertising campaigns using newspapers and direct mailers, we may want to eventually create television campaigns to further develop our business plan. We also intend to target certain markets by creating advertising campaigns specific to select expansion regions and industries. These advertising campaigns would likely be serviced via newspapers and/or direct mailers. Because we have limited capital to advertise on Internet portals and in newspapers, and have limited operations, it is likely that we will need to obtain additional financing to commence advertising at a significant level. We currently have no commitments for such financing. We may also seek strategic partnerships to create joint marketing campaigns with participating partners to share the cost of advertising and reach wider audiences; provided, however, we currently do not have any prospects for such strategic partnerships.

Need for Strategic Alliances

If we are successful in developing our business though use of Internet portals, advertising campaigns using newspapers and direct mailers, we will need to forge strategic alliances with other companies to support our growing organization. We believe we would benefit from strategic alliances in the following areas:

•	Credit — we hope to further strengthen our alliances with credit companies to enable the Company to purchase more equipment.

•	Banks and Financial Institutions – we hope to create strong ties with banks and other financial institutions so that we may sell any capital leases we enter into.

•	Internet Portals — we hope to align ourselves with several internet portals so we can obtain reduced rates for advertising and also have our banners placed across many of their websites and links.

Currently, the Company does not have any strategic alliance in this area, and there is a substantial risk that we will not be able to attract other companies to form strategic alliances.

Competition

Our primary competition is other leasing companies located in the Tampa Bay area and also national companies that service the Tampa market. Our competition includes many private local companies and a number of publicly traded competitors located throughout the country. Currently, we have competitors who also lease to high risk, non-prime, borrowers.

Our competitors include a variety of:

•	specialty and commercial finance companies;

•	national and regional banks;

•	private mezzanine funds;

•	insurance companies;

•	private investment funds;

•	investment banks; and

•	other equity and non-equity based investment funds.

The competitive environment in the Tampa, Florida market is much like that in other areas in Florida and like other areas of the country to which we hope to eventually expand. Prospective customers with good credit history will typically use more prominent and well established leasing or financing companies. Many of our competitors have greater financial, technical, marketing and other resources than we do. They also have greater access to capital than we do and at a lower cost than may be available to us. As a result, our market share and anticipated revenues may never materialize.

Major Customers

We had three major customers for the year ended December 31, 2006 and for the year ended December 31, 2005. Two of the three major customers for the year ended December 31, 2006 were the same customers that existed during the period May 12, 2004 (date of inception) through December 31, 2005. These three major customers accounted for 100 percent of our revenue for the year ended December 31, 2006. One of these leases expired on October 31, 2006. The loss of the two remaining major customers would have a negative impact on the future operations of the Company.

One of our vehicle leases is to a related party, Total M.I.S., Inc., a company wholly owned by Edwin McGusty, the Company’s majority shareholder. The percentage of revenues attributable to Total M.I.S., Inc. for the periods discussed herein are:

Related Party Percentage of Revenue

12/31/04	25%
12/31/05	27.2%
06/30/06	19.5%
09/30/06	25%
12/31/06	30.4%
3/31/07	31.3%
6/30/07	31.3%

These figures do not include revenues from new lease contracts which we may enter into. The percentage of future revenues attributable to Total M.I.S., Inc. will increase in 2007, as one of our three leases ended in 2006.

Management Team

Mr. Jerry Keller is President, Secretary, Treasurer and sole director of the Company. Mr. Keller also currently serves as President of J.M. Keller Services, Inc., a company Mr. Keller founded in 2003, which is an administrative services management company. Prior to joining our Company, Mr. Keller served as President and CEO of Doc-u-care, Inc., an electronic document management systems provider that serviced general commercial businesses, from January 1995 to November 1999. Mr. Keller also owned and managed J. M. Keller Real Estate Group Inc., a commercial real estate brokerage and development company that specialized in industrial properties and provided acquisition, development, consulting, management and leasing services. He also previously served as President and Chief Executive Officer of Commercial Industrial Fasteners Corporation, a distributor of industrial hardware servicing manufacturing, fabrication and maintenance markets. Mr. Keller currently spends roughly ten percent of his working hours with us. When and if our business increases, Mr. Keller intends to increase the number of working hours spent with us, on an as -needed basis.

Employees

Currently, we have one executive employee, Jerry Keller, who is our President. Mr. Keller’s monthly compensation was initially $450 per month. Mr. Keller’s compensation rate was subsequently increased to $1,450 per month via an oral agreement, effective as of August, 2006.

We anticipate hiring approximately two additional employees by the second quarter of 2007. As we employ additional senior officers, it is anticipated that one or more may be offered employment contracts containing competitive provisions.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real estate. Office space for the Company is located at 1900 Land O’ Lakes Blvd., Suite 105, Lutz, Florida 33549. The space is provided at no charge by a related party. Our offices are in good condition, and we currently have no plans to renovate or make improvements to such real property.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for our common stock. We currently plan to have our common stock quoted on the OTCBB; however, we can provide no assurance that our shares will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders

On March 27, 2007, there were approximately 42 registered holders or persons otherwise entitled to hold our common shares.

Outstanding Options, Warrants and Convertible Securities

We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into shares of our common stock.

Rule 144 Shares

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	one percent (1%) of the number of shares of the company’s common stock then outstanding, which, in our case, will equal approximately 252,298 shares as of the date of this annual report; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements, and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, there are no shares of our common stock available for resale to the public in accordance with the requirements of Rule 144 of the Act.

Dividends

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the sole discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as our Board of Directors may deem relevant at that time. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

2006 Common Stock Offering

On May 17, 2006, we completed an offering of 119,800 shares of our common stock at a price of $.25 per share to thirty-three individual investors, for total proceeds of $29,950. The offer and sale of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

2005 Common Stock Offering

On May 31, 2005, we completed the offering and sale of 5,000,000 shares of our common stock at a price of $.01 per share to six individual investors, for total proceeds of $50,000. The offer and sale of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Other Issuances of Unregistered Common Stock

Common Stock Issuance to Edwin McGusty

On May 12, 2004, we issued 20,000,000 shares of our restricted common stock to Edwin McGusty, our founder, at a share price of $.00001, for consideration of $200. Mr. McGusty developed our business plan and founded the Company. We completed this offering pursuant to Section 4(2) of the Securities Act. The 20,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

Common Stock Issuance to Jerry Keller

On January 26, 2006, we issued 10,000 shares of our restricted common stock to Jerry Keller in exchange for Mr. Keller’s service as our President. This stock was valued at $100 based upon the prior price of $.01 per share for stock sold to investors. We completed this offering pursuant to Section 4(2) of the Securities Act. The 10,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

Common Stock Issuance to Bush Ross, P.A.

On June 14, 2006, we issued 100,000 shares of our restricted common stock to Bush Ross, P.A., our counsel in securities matters as partial payment for services rendered in connection with our SEC filings. These services were valued at $25,000 based upon the prior price of $0.25 per share for stock sold to investors. We completed this offering pursuant to Section 4(2) of the Securities Act. The 100,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information Related to Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), we are hereby providing cautionary statements identifying important factors which could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements which express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents we have filed with the SEC. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

We are a development-stage leasing company, which, through our wholly-owned subsidiary, Expedition Holdings, Inc., is dedicated to leasing equipment and vehicles to consumers by purchasing such equipment and vehicles from third parties, servicing the lease contracts, and remarketing or selling the leased equipment/motor-vehicles upon termination of the lease, as well as all other related business activities. In some cases, we may sell our leases to a third party finance company when we can recognize substantial profits on the transaction. We initially intend to market our services to higher-risk borrowers who may have had prior credit problems. As of the date of this annual report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

Material aspects of our current leasing agreements are as follows: (1) leases have been issued for periods of 12 to 36 months in length, (2) imputed interest rates vary, depending on the assessed financial risk of the lessee, but have historically ranged from 9% to 18%, and (3) the structure of the leases are either (a) full financing, whereby the payment amounts are principal cost plus interest, or (b) operating leasing, whereby the estimated residual value is considered at the end of the lease, reducing the amounts financed.

The Company reviews current lease contracts and the payment status of the same at each period end. Although we may and will lease to higher risk customers, our current customers do not include any profiles that we would consider to be high risk. The Company does not currently expect collection problems, and there is no history of such problems to make any assumptions about collection at this time. The Company currently has an accumulated allowance for uncollectible lease payments receivable of $0. If the actual amount of uncollected lease payments differs from our estimate of $0, given the current status and profiles of our existing leases, we believe such a default would not be significantly material to our financial position, results of operations, liquidity, or business plan at this time.

The future known revenues from our current active lease contracts will be $2,400, $2,400, $250, and $0 for the quarters ending March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. These figures do not include revenues from new lease contracts which we may enter into. The future minimum revenues are less than our historical results, as one of our three leases ended in 2006. This lease represented approximately 27% of our revenue stream for the year ended December 31, 2006.

Plan of Operation

Our plan of operations for the next twelve months is to complete the following objectives:

1.	We intend to initiate additional leases of equipment and vehicles. The number of leases we ultimately enter into will be contingent upon our ability to secure additional financing to purchase the related lease assets. We currently do not have enough capital to acquire sufficient additional equipment. As part of our growth strategy, we may also use the proceeds of any additional financing to acquire another existing equipment/vehicle leasing business. If we do not secure additional financing, there can be no assurance that we will enter into any additional leases.

2.	We plan to pursue strategic alliances with credit companies and banks to enable us to purchase more equipment. We also anticipate that marketing activities will be carried throughout the course of the next twelve months with our focus on aligning ourselves with several internet portals so we can obtain reduced rates for advertising and have our banners placed across many of their websites and links. Our marketing efforts will be commensurate with the amount of equipment we are able to acquire.

3.	We anticipate ongoing general and administrative expenses for the next twelve months will increase if we are able to acquire and lease additional equipment. The general and administrative expenses for the year will consist primarily of salaries, accounting, audit fees, legal, technical support and general office expenses.

Liquidity and Capital Resources

As of December 31, 2006, we had cash on hand of $62,420 and negative working capital of $101,077. Although the current rate at which we use capital can vary greatly from month to month, we are currently expending approximately $10,000 per month to sustain our minimal operations. A large portion of these expenses are related to the Company’s efforts to have its common stock quoted on the OTCBB. Based on the current rate at which we are using capital, we believe that we will need to obtain a minimum of $120,000 to continue our current minimal operations for the next twelve (12) months. However, we believe that to fully implement the initial phase of our business plan, we will require financing in the amount of approximately $500,000. If we are able to obtain $500,000, we intend to identify, acquire and lease more assets, focus more resources on marketing our lease financing services and repay our debt to Total M.I.S., Inc. We may seek to raise this additional capital through the public or private sale of debt or equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan. If we do not secure at least $500,000 we will not be able to fully implement our business plan, and if we do not secure at least $120,000 we may not be able to continue our plan of operations beyond the next twelve months and our business plan may fail.

The Company has a loan from Total M.I.S., Inc., a company owned by our majority shareholder, for $100,000 which is due on July 1, 2007. If the Company cannot secure significant additional capital by then in order to repay the loan, the Company may be forced to abandon its plan of operations and business activities. The repayment of this loan will have a negative impact on our liquidity position. Our results of operations may be significantly affected as we may be forced to sell our leases to third parties if we are able to in order to facilitate the repayment of the loan at that time. We may have to refrain from entering into new leases if we cannot secure additional financing resources in order to have the ability to repay the loan.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

COMPARISON OF HISTORICAL RESULTS—FISCAL YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Revenues. Overall revenues for the year ended December 31, 2006 were $13,173, as compared to revenues of $11,043 for the year ended December 31, 2005.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006 were $117,790, as compared to general and administrative expenses of $45,781 for the year ended December 31, 2005. These general and administrative costs have increased primarily because of increased management salaries and professional accounting and legal fees incurred by the Company in connection with the preparation and filing of a Registration Statement on Form SB-2. Management believes that these increased costs are generally associated with the Company’s efforts to become a public company. Management believes that professional accounting and legal fees will remain significant because, as a reporting company, the Company will be required to comply with the reporting requirements of the Securities and Exchange Act of 1934.

Net Income (Loss). The net loss for the year ended December 31, 2006 was $104,617 as compared to a net loss of $34,738 for the year ended December 31, 2005. The increase in net loss for the year ended December 31, 2006 is primarily due to increased expenses primarily related to increased management salaries and professional accounting and legal fees incurred by the Company in connection with the preparation and filing of a Registration Statement on Form SB-2.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Business and Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended December 31, 2006 contained in this Form 10KSB. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB No. 140” (SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 has not had a material impact on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the consolidated financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Consolidated Financial Statements

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

Report of Independent Registered Public Accounting Firm

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Expedition Leasing, Inc. and Subsidiary

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Expedition Leasing, Inc. and Subsidiary (“the Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and the period May 12, 2004 (date of inception) through December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expedition Leasing, Inc. and Subsidiary as of December 31, 2006 and the results of its operations and its’ cash flows for the years ended December 31, 2006 and 2005, and the period May 12, 2004 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $104,617 and $34,738 for the years ended December 31, 2006 and December 31, 2005, and a net loss of $196,583 for the period May 12, 2004 (date of inception) through December 31, 2006. As of December 31, 2006, the Company had $101,077 of negative working capital and $62,420 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

February 17, 2007

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Balance Sheet

As of December 31, 2006

ASSETS
Current assets
Cash	$62,420
Rent and Lease receivable	267
Prepaid and other current assets	—

Total current assets	62,687

Lease Vehicles, net of accumulated depreciation of $17,319	17,744
—

TOTAL ASSETS	80,431

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$43,764
Accrued salaries - shareholder	20,000
Deferred interest income	—
Loan from related party	100,000

Total current liabilities	163,764

Long-term liabilities
Loan from related party	—

Total liabilities	$163,764

Stockholders’ deficit
Preferred stock - par value $0.01
50,000,000 shares authorized
No shares issued or outstanding	$—
Common stock - par value $0.00001
100,000,000 shares authorized
25,229,800 shares issued and outstanding	252
Additional paid-in capital	112,998
Deficit accumulated during the development stage	(196,583)

Total stockholders’ deficit	(83,333)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$80,431

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the Period May 12, 2004 (date of inception) through December 31, 2006	For the year ended December 31,
		2006	2005
Revenue
Rent	$24,200	$9,600	$9,600
Interest	5,016	3,573	1,443

Total revenue	29,216	13,173	11,043

Expenses
Automobile expense	229	106	123
Bank service charges	105	60
Depreciation	18,652	6,988	8,346
Interest expense	15,320	8,000	4,701
Licenses, permits and fees	1,316	442	370
Loss on impairment	5,688		5,688
Organization costs	13,917	11,883	199
Professional fees	133,050	79,811	20,954
Salaries	37,700	10,500	5,400

Total expense	225,977	117,790	45,781

Net operating loss	(196,761)	(104,617)	(34,738)
Other Income	178

Net loss	$(196,583)	$(104,617)	$(34,738)

Net loss per share	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares	23,863,133	25,142,321	23,976,712

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period May 12, 2004 (date of inception)

through December 31, 2006

	Common Stock				Deficit
	Date	Shares	Par value	Additional paid in capital	accumulated during the development stage	Total
Beginning balance	—	—	—	—	—	—

Initial issuance of stock at $0.00001 per share	5/12/04	20,000,000	$200	$—	$—	$200
Sale of stock for cash at $0.01 per share	8/12/04	2,750,000	28	27,472		27,500
Net loss for the Period May 12, 2004 (date of inception) through December 31, 2004					(57,228)	(57,228)

Balance on December 31, 2004		22,750,000	228	27,472	(57,228)	(29,528)

Sale of stock for cash at $0.01 per share	3/21/05	850,000	8	8,492		8,500
Sale of stock for cash at $0.01 per share	5/23/05	1,400,000	14	13,986		14,000
Net loss for the year ended December 31, 2005					(34,738)	(34,738)

Balance on December 31, 2005		25,000,000	250	49,950	(91,966)	(41,766)

Issuance of stock for compensation at $0.01 per share	1/26/06	10,000	0	100		100
Sale of stock for cash at $0.25 per share	4/24/06	40,000	0	10,000		10,000
Sale of stock for cash at $0.25 per share	5/11/06	53,800	1	13,449		13,450
Sale of stock for cash at $0.25 per share	5/17/06	26,000	0	6,500		6,500
Issuance of stock for compensation at $0.25 per share	6/14/06	100,000	1	24,999		25,000
Waiver of interest on stockholders note				8,000		8,000
Net loss for the year ended December 31, 2006					(104,617)	(104,617)

Balance on December 31, 2006		25,229,800	$252	$112,998	$(196,583)	$(83,333)

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the Period May 12, 2004 (date of inception) through December 31, 2006	For the Year ended December 31, 2006	For the Year ended December 31, 2005
OPERATING ACTIVITIES
Net loss	$(196,583)	$(104,617)	$(34,738)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for compensation	25,100	25,100
Waiver of interest on stockholder note	8,000	8,000
Depreciation expense	18,652	6,988	8,346
Impairment Loss	5,688		5,688
(Increase) decrease in:
Rent and Lease receivable	(267)	51,669	(51,349)
Prepaid Expenses		6,311	(6,311)
Increase (decrease) in:
Accrued salaries - shareholder	20,000
Deferred interest income	—	(3,573)	3,574
Accounts payable and accrued expenses	43,764	23,388	(1,584)

Net cash (used in) provided by operating activities	(75,646)	13,266	(76,374)

INVESTING ACTIVITIES
Purchase of lease vehicles	(42,334)		(7,271)
Sale of leased vehicles	250	250

Net cash (used in) provided by investing activities	(42,084)	250	(7,271)

FINANCING ACTIVITIES
Proceeds from loan from related party	150,000		50,000
Repayment of loan from related party	(50,000)
Issuance of common stock	80,150	29,950	22,500

Net cash provided by financing activities	180,150	29,950	72,500

Net cash increase (decrease) for periods	62,420	43,466	(11,145)
Cash at beginning of periods	—	18,954	30,099

Cash at end of periods	$62,420	$62,420	$18,954

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid for interest	$7,320	$—	$4,701

Cash paid for income taxes	$—	$—	$—

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

1. Business and Summary of Significant Accounting Policies

(a) About the Company

Expedition Leasing, Inc. and it’s wholly owned subsidiary, Expedition Holdings, Inc. (collectively “the Company”), were formed as Florida corporations on May 12, 2004. Expedition Holdings, Inc. was formed as a wholly owned subsidiary of Expedition Leasing, Inc. to hold the lease equipment and service the lease contracts. The accompanying consolidated financial statements include the consolidated balances of both companies. The Company initially plans to obtain additional capital through the issuance of its common stock but will consider other equity type securities and debt instruments to increase working capital.

(b) Development Stage Enterprise

The Company has been in the development stage since its formation on May 12, 2004. It has primarily engaged in initial leasing operations while raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

(c) Nature of the Business

The Company is an equipment, machinery, and vehicles leasing company dedicated to purchasing such assets from third parties and leasing them to individuals or businesses, pursuant to lease contracts. The Company will usually service the lease contracts directly, but in some cases, the Company may sell off leases to a third party finance company when it can recognize a substantial profit on a transaction. The contracts will typically be operating leases with a term of one to three years. At the end of the lease, if the lessee does not buy out the leased equipment, the Company will sell off the equipment at or around its expected residual value when possible.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

1. Business and Summary of Significant Accounting Policies (continued)

(d) Use of Estimates

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

(e) Revenue Recognition

The Company is the lessor for both operating and direct financing leases. For operating leases, the Company recognizes rent revenue over the lease term on a straight-line accrual basis, which coincides with the lease invoicing. For direct-financing leases, the Company recognizes interest revenue according to the lease amortization schedule. Lease initiation fees and termination fees are recognized over the lease term, however if of an immaterial nature, are recognized upon invoicing, which is done at either the inception or termination of a lease, if any. Initiation and termination fees are intended to compensate the Company for the processing work and costs involved at the respective times of lease initiations and terminations.

(f) Cash

As of December 31, 2006, the Company had $62,420 in cash with which to satisfy any future cash requirements. The Company maintains its cash in bank deposit accounts, which at times, can exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for equipment or vehicle acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

1. Business and Summary of Significant Accounting Policies (continued)

(g) Leased Vehicles

Leased vehicles are recorded at cost. This cost, assuming no residual value, is depreciated using the straight-line method over the estimated useful lives of the assets, generally five years in the case of vehicles. For income tax purposes, the Company uses the accelerated method of depreciation without assigning any salvage value to the tax basis of the assets. Maintenance and repairs are charged to expense when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

(h) Impairment of Leased Vehicles

Periodically, the Company assesses the recoverability of its leased vehicles. During 2005, the Company recorded an impairment loss of $5,688 on a vehicle, which is noted in the accompanying consolidated statement of operations. The impairment loss represents the excess of the carrying amount of the vehicle as of December 31, 2005 over its fair value, which was based on a quoted salvage value. The vehicle was sold during the year ended December 31, 2006 for the quoted salvage value of $250.

(i) Sales Tax Liability

Sales tax is charged and due with each invoice. Sales tax is recorded as a liability when invoiced and is paid to the state.

(j) Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

1. Business and Summary of Significant Accounting Policies (continued)

(k) Equity Issuances

The Company completed a private placement during May 2006, raising $29,950 in equity financing at a price of $0.25 per share. The Company issued 119,800 shares of common stock, par value $0.00001, to 33 new investors.

The Company issued 10,000 shares of common stock, par value $0.00001 and a fair value of $.01, on January 26, 2006 as compensation to the officer. On June 14, 2006 the Company issued 100,000 shares of common stock, par value $0.00001 and fair value of $.25, in exchange for legal services.

(l) Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB No. 140” (SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

1. Business and Summary of Significant Accounting Policies (continued)

(l) Impact of Recently Issued Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 has not had a material impact on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the consolidated financial statements.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

2. Concentration of Credit Risk

The Company is exposed to credit risk in the event of default by any of its customers to the extent that the difference in the resale or liquidation value of the leased asset is less than the depreciated carrying amount of the fixed asset on the accompanying consolidated balance sheet in addition to any write-off of rent receivables.

3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a Going Concern. The Company incurred a net loss of $104,617, $34,738 and $196,583 for the years ended December 31, 2006 and December 31, 2005, and for the period May 12, 2004 (date of inception) through the period ended December 31, 2006, respectfully. As of December 31, 2006, the Company had $62,420 of cash with which to satisfy any future cash requirements but had negative $101,077 of working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4. Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2006 and December 31, 2005 or for the period May 12, 2004 (date of inception) through December 31, 2006. The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

4. Income Taxes (continued)

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Period May 12, 2004 (date of inception) through December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2005
Income tax provision at statutory rate	$(66,839)	$(35,570)	$(34,074)

Increase (decrease) in income tax due to:
State income taxes net	(7,136)	(3,798)	(1,283)
All other			750
Change in valuation allowance	73,975	39,368	34,607

	$0	$0	$0

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability), current:
Accrued salary	$7,526
Valuation allowance	(7,526)

$0

Deferred tax asset (liability), non-current:
Net operating loss	$64,949
Property and equipment	1,500
Valuation allowance	(66,449)

$0

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of December 31, 2006, the Company had available net operating loss carryforwards of approximately $173,000. Of this amount, approximately $37,000, $31,000, and $105,000 will expire in 2024, 2025, and 2026, respectively.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

5. Related Party Disclosure

(a) Accrued Salaries – Shareholder

The Company accrued $5,000 per month in compensation for its original director and officer, who is also the founding shareholder, from May through August 2004. As of December 31, 2006, the Company owes the balance of the accrued $20,000. In September, 2004, a new president was elected to carry out the business plan of the Company.

(b) Loan from Related Party

The Company had an outstanding loan from a company related by common ownership. As of December 31, 2006, the Company owed a balance of $100,000. The company related by common ownership has agreed to waive the interest fees on and after January 1, 2006. Although the interest is permanently waived, management recognizes the economic effect and continues to expense the interest and offsets the additional paid-in capital account. The term of the loan is three years from inception on June 30, 2004. The note becomes payable upon demand at maturity (July 1, 2007) or earlier in the case of a change in ownership control or other stated conditions. Additionally, the amount may be paid down as other financing is secured by the Company. The loan is secured by the assets of the subsidiary through a security agreement in the event of a default.

(c) Lease to Related Party

The Company entered into an operating lease with a company related by common ownership on August 5, 2004. The term of the lease is for 36 months and the monthly payments are $250, plus applicable tax. The lease accounted for $3,000 in rent revenue for the years ended December 31, 2006 and 2005. Rent revenue of $7,250 was recognized for the period May 12, 2004 (date of inception) through December 31, 2006.

(d) Office Space and Equipment

The Company has had limited need for use of office space or equipment. Any use of office space or equipment supplied by related parties has, thus far, been immaterial. There has been no charge or cost accrual for any usage by the Company as of December 31, 2006.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and December 31, 2005

and the Period May 12, 2004 (date of inception) through December 31, 2006

(e) Comparability with Third Party Agreements

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

6. Future Minimum Revenues

(a) Rent Revenue

As of December 31, 2006, the future minimum revenue due from lease contracts in effect amounts to:

Year Ending December 31,

2007	$5,050

7. Major Customers

The Company had three major customers for the year ended December 31, 2006 and December 31, 2005, and three major customers for the period May 12, 2004 (date of inception) through December 31, 2006. The three major customers for the year ended December 31, 2006 were the same customers that existed during the year ended December 31, 2005. The customers noted above accounted for 100% of the Company’s revenue for all periods presented.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2006 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after December 31, 2006.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

As of December 13, 2006, our sole director and executive officer was Jerry Keller. His age, positions, date of initial election or appointment, and the expiration of his term is as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Jerry Keller	65	President, Secretary, Treasurer and Director	August 31, 2004 through Present

Duties, Responsibilities And Experience

Mr. Jerry Keller. Mr. Keller was named President, Secretary, Treasurer and sole director of Expedition Leasing, Inc. on August 31, 2004 and will serve the Company in these capacities until his successor is elected and qualified, or until his earlier resignation or removal. Prior to joining our Company, Mr. Keller served as President and CEO of Doc-u-care, Inc., an electronic document management systems provider that serviced general commercial businesses from January 1995 to November 1999. From January 2000 until January 2003, Mr. Keller owned and managed J. M. Keller Real Estate Group Inc., a commercial real estate brokerage and development company which specialized in industrial properties and provided acquisition, development, consulting, management and leasing services. Mr. Keller also currently serves as President of J.M. Keller Services, Inc., a real estate administrative services management company. He has been employed by J.M. Keller Services, Inc. since January 2003.

Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family Relationships

There are no known family relationships among any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, to our knowledge, all applicable Section 16(a) filing requirements were met.

Code of Ethics

We have not adopted a corporate code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having a limited management team operating our business.

Committees of the Board Of Directors

The Company does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors of the Company acts as the Company’s audit committee. At present, the Company does not have an audit committee financial expert serving on the Board of Directors. This is primarily due to our size and our status as a development stage company. Additionally, we do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by Mr. Jerry Keller, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) and sole executive officer, for the fiscal years ended December 31, 2006 and 2005, respectively. No compensation was paid to Mr. Keller other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jerry Keller	2006	$10,400	(1)	$100	(2)	—	—	—	—	—	$10,500
President (Principal Executive Officer) and Treasurer (Principal Accounting Officer)	2005	$5,400	(1)			—	—	—	—	—	$5,400
	2004	$1,800	(1)	—		—	—	—	—	—	—

(1)(2)

Mr. Keller was appointed as our President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and sole executive officer on August 31, 2004. Effective August 1, 2006, he is compensated $1,450 per month for his services. Mr. Keller was previously compensated $450 per month for his services. In addition to the foregoing, on January 26, 2006, we issued Mr. Keller 10,000 shares, initially valued at $0.01 each based upon the prior stock price to investors at that time, of our restricted common stock for his services as our President in 2005. These shares account for the dollar amount listed as a bonus in 2006. Mr. Keller is also the sole director of our Company. Mr. Keller does not receive compensation for his services as a director.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. Except as noted above, we have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended December 31, 2006, or (ii) since the end of our most recent fiscal year on December 31, 2006.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (3)
Common	Edwin McGusty(4)	20,000,000	79.27%
Common	Jerry Keller	10,000	*
Common	All Officers and Directors as a Group	10,000	*

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each shareholder is 1900 Land O’ Lakes Blvd., Suite 105, Lutz, Florida 33549.
(2)(3)	Applicable percentage of ownership is based on 25,229,800 shares of common stock being issued and outstanding. Calculations do not include outstanding warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(4)	Edwin McGusty is a broker with Midtown Partners & Co., LLC, an NASD licensed broker-dealer.

Change of Control

There is currently no arrangement which may result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, that involve amounts in excess of $120,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On or about June 25, 2004, our wholly-owned subsidiary, Expedition Holdings, Inc. (“Expedition Holdings”) borrowed $100,000 from Total M.I.S., Inc. (“Total M.I.S.”) a company wholly owned by Edwin McGusty, our majority shareholder, and, in connection with such loan, issued to Total M.I.S. a Secured Promissory Note in the original principal amount of $100,000, bearing interest at eight percent (8%) per annum (the “Total M.I.S. Note”). Pursuant to the terms of the Total M.I.S. Note, Expedition Holdings is required to make quarterly payments of accrued interest with the principal due in one lump sum payment on June 25, 2006 which has subsequently been extended to July 1, 2007. The Total M.I.S. Note is secured by a lien in all of the assets of Expedition Holdings. On August 22, 2004, Expedition Holdings repaid Total M.I.S. $50,000, reducing the amount remaining owed to Total M.I.S. to $50,000.

Additionally, on or about October 28, 2005, our wholly-owned subsidiary, Expedition Holdings, borrowed $50,000 from Total M.I.S. and, in connection with such loan, issued to Total M.I.S. a Secured Promissory Note in the original principal amount of $50,000, bearing interest at eight percent (8%) per annum (the “Second Total M.I.S. Note”). Pursuant to the terms of the Second Total M.I.S. Note, Expedition Holdings is required to make quarterly payments of accrued interest with the principal due in one lump sum payment on July 1, 2007. As of December 31, 2006, interest payments totaling $7,320.56 since inception have been paid to Total M.I.S., Inc. by Expedition Holdings for both the Total M.I.S. Note and the Second Total M.I.S. Note which had a combined outstanding balance of $100,000.

On March 31, 2006, Total M.I.S. agreed to waive all future interest accrued on and after January 1, 2006 for the entire balance of the $100,000 amount owed. Although the interest is permanently waived, management recognizes the economic effect and continues to expense the interest and offsets the additional paid-in capital account.

In addition to the foregoing, in exchange for $200.00 Mr. McGusty has been issued a total of 20,000,000 restricted shares of our common stock, $.00001 par value. Additionally, we have accrued $5,000 per month in compensation for Mr. McGusty for his services as an officer of the Company from May through August 2004. As of December 31, 2006, we owe the balance of the accrued $20,000.

Mr. Keller was appointed as our President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and sole executive officer on August 31, 2004. Effective August 1, 2006, he is compensated $1,450 per month for his services. Mr. Keller was previously compensated $450 per month for his services. In addition to the foregoing, on January 26, 2006, we issued Mr. Keller 10,000 shares, initially valued at $0.01 each based upon the prior stock price to investors at that time, of our restricted common stock for his services as our President in 2005. These shares account for the dollar amount listed as a bonus in 2005. Mr. Keller is also the sole director of our Company. Mr. Keller does not receive compensation for his services as a director.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Director Independence

The Company’s common stock is not listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and, therefore, the Company is not currently subject to a system of director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in §121(A)(2) of the AMEX Company Guide. Under such definition, none of the directors of the Company is independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13.	EXHIBITS

3.01(1)	Articles of Incorporation of Expedition Leasing, Inc.
3.02(1)	Articles of Amendment to Articles of Incorporation of Expedition Leasing, Inc.
3.03(1)	Amended and Restated Articles of Incorporation of Expedition Leasing, Inc.
3.04(1)	Bylaws of Expedition Leasing, Inc.
10.01(1)	Form of Vehicle Lease Agreement
10.02(1)	Form of Equipment Lease Agreement
10.03(2)	Vehicle Lease Agreement dated August 5, 2004 by and between the Company and Total M.I.S, Inc.
10.04(2)	Extension to Vehicle Lease Agreement dated August 5, 2004 by and between the Company and Total M.I.S, Inc.
10.05(2)	Letter Agreement dated August 30, 2004 by and between the Company and Jerry Keller
10.06(3)	Summary of oral agreement by and between the Company, Expedition Holdings, Inc., and Jerry Keller
10.07(3)	Amendment to Extension to Vehicle Lease Agreement, dated August 5, 2004 by and between the Company and Total M.I.S., Inc.

10.08(4)	Secured Promissory Note dated June 25, 2004 in the original principal amount of $100,000 issued by the Company to Total M.I.S., Inc.
10.09(4)	Security Agreement dated June 25, 2004 by and between the Company and Total M.I.S., Inc.
10.10(4)	Extension for Interest Bearing Secured Promissory Note dated January 20, 2006 by and between the Company and Total M.I.S., Inc.
10.11(4)	Letter Agreement dated March 31, 2006 from Total M.I.S., Inc. to the Company
10.12(5)	Extension to Vehicle Lease Agreement dated November 29, 2006 by and between the Company and Deecembra Diamond
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Form SB-2 filed with the Securities and Exchange Commission on June 30, 2006.
(2)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on August 30, 2006.
(3)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on October 31, 2006.
(5)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on December 5, 2006.
*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Pender Newkirk & Company LLP for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 and for the review of the Company’s financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, by year were:

2006	$43,500
2005	$11,350
2004	$0

All Other Fees

There were no fees billed by Pender Newkirk & Company LLP other than those fees discussed in the section entitled “Audit Fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITION LEASING, INC.

By	/s/ Jerry Keller
Jerry Keller
President (Principal Executive Officer),
Secretary and Treasurer (Principal Accounting and Financial Officer)

In accordance with the requirements of the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

By:	/s/ Jerry Keller
Name:	Jerry Keller
Title:	President (Principal Executive Officer),
Secretary, Treasurer (Principal Accounting and
Financial Officer), and sole member of the
Board of Directors

Date: April 2, 2007