Form 10QSB
period 2007-03-31
Expedition Leasing,Inc.
filed 2007-05-15
CIK 1365354

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-1365354

EXPEDITION LEASING, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-1112910
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20711 Sterlington Drive, Land O’ Lakes, FL	34638
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 833-7525

1900 Land O’ Lakes Blvd., Suite 105, Lutz, Florida 33549

Former address of Registrant, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 25,229,800 shares of Common Stock, par value $0.00001 per share, outstanding as of May 3, 2007.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

2

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

Contents

Consolidated Financial Statements:

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Balance Sheet

As of March 31, 2007

(unaudited)

ASSETS
Current assets
Cash	$18,172
Rent and Lease receivable	3,154
Prepaid and other current assets	—

Total current assets	21,326

Lease Assets, net of accumulated depreciation of $19,745	31,453
—

TOTAL ASSETS	52,779

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$35,308
Accrued salaries—shareholder	20,000
Deferred interest income	—
Loan from related party	100,000

Total current liabilities	155,308

Long-term liabilities
Loan from related party	—

Total liabilities	$155,308

Stockholders’ deficit
Preferred stock—par value $0.01 50,000,000 shares authorized No shares issued or outstanding	$—
Common stock—par value $0.00001 100,000,000 shares authorized 25,229,800 shares issued and outstanding	252
Additional paid-in capital	114,998
Deficit accumulated during the development stage	(217,779)

Total stockholders’ deficit	(102,529)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$52,779

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Operations

(unaudited)

	For the Period May 12, 2004 (date of inception) through March 31, 2007
		For the quarter ended March 31,
		2007	2006
Revenue
Rent	$27,397	$3,197	$2,400
Interest	5,016		1,724

Total revenues	32,413	3,197	4,124

Expenses
Automobile expense	229
Bank service charges	105		60
Depreciation	21,077	2,425	1,729
Interest expense	17,320	2,000	2,000
Licenses, permits and fees	1,616	300	300
Loss on impairment	5,688
Organization costs	14,235	318
Professional fees	148,050	15,000	16,382
Salaries	42,050	4,350	1,450

Total expense	250,370	24,393	21,921

Net operating loss	(217,957)	(21,196)	(17,797)

Other Income	178

Net loss	$(217,779)	$(21,196)	$(17,797)

Net loss per share	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares	23,979,942	25,229,800	25,007,111

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period May 12, 2004 (date of inception)

through March 31, 2007

	Common Stock				Deficit accumulated during the development stage	Total
	Date	Shares	Par value	Additional paid in capital
Beginning balance	—	—	—	—	—	—
Initial issuance of stock at $0.00001 per share	5/12/04	20,000,000	$200	$—	$—	$200
Initial issuance of stock at $0.00001 per share	8/12/04	2,750,000	28	27,472		27,500
Net loss for the Period May 12, 2004 (date of inception) through December 31, 2004					(57,228)	(57,228)

Balance on December 31, 2004		22,750,000	228	27,472	(57,228)	(29,528)

Sale of stock for cash at $0.01 per share	3/21/05	850,000	8	8,492		8,500
Sale of stock for cash at $0.01 per share	5/23/05	1,400,000	14	13,986		14,000
Net loss for the year ended December 31, 2005					(34,738)	(34,738)

Balance on December 31, 2005		25,000,000	250	49,950	(91,966)	(41,766)

Issuance of stock for compensation at $0.01 per share	1/26/06	10,000	0	100		100
Sale of stock for cash at $0.25 per share	4/24/06	40,000	0	10,000		10,000
Sale of stock for cash at $0.25 per share	5/11/06	53,800	1	13,449		13,450
Sale of stock for cash at $0.25 per share	5/17/06	26,000	0	6,500		6,500
Issuance of stock for compensation at $0.25 per share	6/14/06	100,000	1	24,999		25,000
Waiver of interest on stockholders note				8,000		8,000
Net loss for the year ended December 31, 2006					(104,617)	(104,617)

Balance on December 31, 2006		25,229,800	$252	$112,998	$(196,583)	$(83,333)

Waiver of interest on stockholders note (unaudited)				2,000		2,000
Net loss for the quarter ended March 31, 2007 (unaudited)					(21,196)	(21,196)

Balance on March 31, 2007		25,229,800	$252	$114,998	$(217,779)	$(102,529)

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(unaudited)

	For the Period May 12, 2004 (date of inception) through March 31, 2007	For the Quarter ended March 31, 2007	For the Quarter ended March 31, 2006
OPERATING ACTIVITIES
Net loss	$(217,779)	$(21,196)	$(17,797)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for compensation	25,100		100
Waiver of interest on stockholder note	10,000	2,000	2,000
Depreciation expense	21,077	2,425	1,729
Impairment Loss	5,688
(Increase) decrease in:
Rent and Lease receivable	(3,153)	(2,886)	10,735
Prepaid Expenses			1,382
Increase (decrease) in:
Accrued salaries—shareholder	20,000
Deferred interest income	—		(1,725)
Accounts payable and accrued expenses	35,308	(8,456)	15,000

Net cash (used in) provided by operating activities	(103,759)	(28,113)	11,424

INVESTING ACTIVITIES
Purchase of lease assets	(58,469)	(16,135)
Sale of leased assets	250		250

Net cash (used in) provided by investing activities	(58,219)	(16,135)	250

FINANCING ACTIVITIES
Proceeds from loan from related party	150,000
Repayment of loan from related party	(50,000)
Issuance of common stock	80,150

Net cash provided by financing activities	180,150	—	—

Net cash increase (decrease) for periods	18,172	(44,248)	11,674
Cash at beginning of periods	—	62,420	18,954

Cash at end of periods	$18,172	$18,172	$30,628

Supplemental disclosure of cash flow information
Cash paid for interest	$7,320

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

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

As of March 31, 2007, the Company had $18,172 in cash with which to satisfy any future cash requirements. The Company maintains its cash in bank deposit accounts, which at times, can exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for equipment or vehicle acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

(g)	Leased Vehicles

Leased vehicles are recorded at cost. This cost, assuming no residual value, is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. For income tax purposes, the Company uses the accelerated method of depreciation without assigning any salvage value to the tax basis of the assets. Maintenance and repairs are charged to expense when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

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

(l)	Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB No. 140” (SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

2.	Concentration of Credit Risk

The Company is exposed to credit risk in the event of default by any of its customers to the extent that the difference in the resale or liquidation value of the leased asset is less than the depreciated carrying amount of the fixed asset on the accompanying consolidated balance sheet in addition to any write-off of rent receivables.

3.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a Going Concern. The Company incurred a net loss of $21,196, $15,797 and $217,779 for the quarters ended March 31, 2007 and March 31, 2006, and for the period May 12, 2004 (date of inception) through the period ended March 31, 2007, respectfully. As of March 31, 2007, the Company had $18,172 of cash with which to satisfy any future cash requirements but had negative $133,982 of working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.	Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for the quarter ended March 31, 2007 and March 31, 2006 or for the period May 12, 2004 (date of inception) through March 31, 2007. The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

4.	Income Taxes (continued)

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Period May 12, 2004 (date of inception) through March 31, 2007	Year Ended March 31, 2007	Year Ended March 31, 2006
Income tax provision at statutory rate	$(67,245)	$(7,207)	$(5,371)
Increase (decrease) in income tax due to:
State income taxes net	(7,180)	(769)	(573)
All other	0	0	750
Change in valuation allowance	74,425	7,976	5,194

	$0	$0	$0

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability), current:
Accrued salary	$7,526
Valuation allowance	(7,526)

$0

Deferred tax asset (liability), non-current:
Net operating loss	$65,399
Property and equipment	1,500
Valuation allowance	(66,899)

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

As of December 31, 2006, the Company had available net operating loss carryforwards of approximately $174,000. Of this amount, approximately $37,000, $31,000, $85,000 and $21,000 will expire in 2024, 2025, 2026, and 2027, respectively.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

5.	Related Party Disclosure

(a)	Accrued Salaries – Shareholder

The Company accrued $5,000 per month in compensation for its original director and officer, who is also the founding shareholder, from May through August 2004. As of March 31, 2007, the Company owes the balance of the accrued $20,000. In September, 2004, a new president was elected to carry out the business plan of the Company.

(b)	Loan from Related Party

The Company had an outstanding loan from a company related by common ownership. As of March 31, 2007, the Company owed a balance of $100,000. The company related by common ownership has agreed to waive the interest fees on and after January 1, 2006. Although the interest is permanently waived, management recognizes the economic effect and continues to expense the interest and offsets the additional paid-in capital account. The term of the loan is three years from inception on June 30, 2004. The note becomes payable upon demand at maturity (July 1, 2007) or earlier in the case of a change in ownership control or other stated conditions. Additionally, the amount may be paid down as other financing is secured by the Company. The loan is secured by the assets of the subsidiary through a security agreement in the event of a default.

(c)	Lease to Related Party

The Company entered into an operating lease with a company related by common ownership on August 5, 2004. The term of the lease is for 36 months and the monthly payments are $250, plus applicable tax. The lease accounted for $750 in rent revenue for the quarter ended March 31, 2007 and 2006. Rent revenue of $8,000 was recognized for the period May 12, 2004 (date of inception) through March 31, 2007.

(d)	Office Space and Equipment

The Company has had limited need for use of office space or equipment. Any use of office space or equipment supplied by related parties has, thus far, been immaterial. There has been no charge or cost accrual for any usage by the Company as of March 31, 2007.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Quarters Ended March 31, 2007 and March 31, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

March 31, 2007 (unaudited)

(e)	Comparability with Third Party Agreements

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

6.	Future Minimum Revenues

(a)	Rent Revenue

As of March 31, 2007, the future minimum revenue due from lease contracts in effect amounts to:

Period Ending
March 31, 2008	$11,422

7.	Major Customers

The Company had three major customers for the quarter ended March 31, 2007 and March 31, 2006, and three major customers for the period May 12, 2004 (date of inception) through March 31, 2007. The three major customers for the quarter ended March 31, 2007 were the same customers that existed during the quarter ended March 31, 2006. The customers noted above accounted for 100% of the Company’s revenue for all periods presented.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The future known revenues from our current active lease contracts are expected to be $4,792, $2,642, and $2,392 for the quarters ending June 30, 2007, September 30, 2007 and December 31, 2007. These figures do not include revenues from new lease contracts which we may enter into.

Plan of Operation

Our plan of operations for the next twelve months is to complete the following objectives:

1.	We intend to initiate additional leases of equipment and vehicles. The number of leases we ultimately enter into will be contingent upon our ability to secure additional financing to purchase the related lease assets. We currently do not have enough capital to acquire sufficient additional equipment. As part of our growth strategy, we may also use the proceeds of any additional financing to acquire another existing equipment/vehicle leasing business. If we do not secure additional financing, there can be no assurance that we will enter into any additional leases.

2.	We plan to pursue strategic alliances with credit companies and banks to enable us to purchase more equipment. We also anticipate that marketing activities will be carried throughout the course of the next twelve months with our focus on aligning ourselves with several internet portals so we can obtain reduced rates for advertising and have our banners placed across many of their websites and links. Our marketing efforts will be commensurate with the amount of equipment we are able to acquire.

3.	We anticipate that ongoing general and administrative expenses for the next twelve months will increase if we are able to acquire and lease additional equipment. The general and administrative expenses for the year will consist primarily of salaries, accounting, audit fees, legal, technical support and general office expenses.

Results of Operations

The following discussion examines the results of the Company’s operations for the three month periods ended March 31, 2006 and March 31, 2007. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information is that of the Company on a consolidated basis with our wholly-owned subsidiary, Expedition Holdings, Inc. It is imperative that one read the notes to the financial statements included in this report.

HISTORICAL RESULTS - PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Revenues. Overall revenues for the three month periods ended March 31, 2006 and March 31, 2007 were $4,124 and $3,197, respectively.

General and Administrative Expenses. General and administrative expenses for the three month periods ended March 31, 2006 and March 31, 2007 were $19,921 and $24,393, respectively. These general and administrative costs have increased primarily because of increased management salaries. Moreover, management believes that professional accounting and legal fees will remain significant because, as a reporting company, the Company will be required to comply with the reporting requirements of the Securities and Exchange Act of 1934.

Net Income (Loss). The net loss for the three month periods ended March 31, 2006 and March 31, 2007 were $15,797 and $21,196, respectively. The increase in net loss for the three month period ended March 31, 2007 is primarily due to increased expenses primarily related to increased management salaries.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their annual report, filed with 10KSB, that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2007, we had cash on hand of $18,172 and negative working capital of $133,982. Although the current rate at which we use capital can vary greatly from month to month, we are currently expending approximately $10,000 per month to sustain our minimal operations. A large portion of these expenses are related to the Company’s efforts to have its common stock quoted on the OTCBB. Based on the current rate at which we are using capital, we believe that we will need to obtain a minimum of $120,000 to continue our current minimal operations for the next twelve (12) months. However, we believe that to fully implement the initial phase of our business plan, we will require financing in the amount of approximately $500,000. If we are able to obtain $500,000, we intend to identify, acquire and lease more assets, focus more resources on marketing our lease financing services and repay our debt to Total M.I.S., Inc. We may seek to raise this additional capital through the public or private sale of debt or equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan. If we do not secure at least $500,000 we will not be able to fully implement our business plan, and if we do not secure at least $120,000 we may not be able to continue our plan of operations for the next twelve months and our business plan may fail.

Financing

The Company has a loan from Total M.I.S., Inc., a company owned by our majority shareholder, for $100,000, which is due on July 1, 2007. If the Company cannot secure significant additional capital by then in order to repay the loan, the Company may be forced to abandon its plan of operations and business activities. The repayment of this loan will have a negative impact on our liquidity position. Our results of operations may be significantly affected as we may be forced to sell our leases to third parties if we are able to in order to facilitate the repayment of the loan at that time. We may have to refrain from entering into new leases if we cannot secure additional financing resources in order to have the ability to repay the loan.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Business and Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the three month period ended March 31, 2007 contained in this Form 10-QSB. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB No. 140” (SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

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

Item 3.	Controls and Procedures

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending March 31, 2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after March 31, 2007.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Company in the normal course of business is subject to claims and litigation, the Company is not a party to any material legal proceeding nor is the Company aware of any circumstance which may reasonably lead a third party to initiate legal proceeding against the Company.

As of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than sales previously reported, there were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
3.01(1)	Articles of Incorporation of Expedition Leasing, Inc.
3.02(1)	Articles of Amendment to Articles of Incorporation of Expedition Leasing, Inc.
3.03(1)	Amended and Restated Articles of Incorporation of Expedition Leasing, Inc.
3.04(1)	Bylaws of Expedition Leasing, Inc.
10.01(1)	Form of Vehicle Lease Agreement
10.02(1)	Form of Equipment Lease Agreement
10.03(2)	Vehicle Lease Agreement dated August 5, 2004 by and between the Company and Total M.I.S, Inc.
10.04(2)	Extension to Vehicle Lease Agreement dated August 5, 2004 by and between the Company and Total M.I.S, Inc.
10.05(2)	Letter Agreement dated August 30, 2004 by and between the Company and Jerry Keller
10.06(3)	Summary of oral agreement by and between the Company, Expedition Holdings, Inc., and Jerry Keller
10.07(3)	Amendment to Extension to Vehicle Lease Agreement, dated August 5, 2004 by and between the Company and Total M.I.S., Inc.
10.08(4)	Secured Promissory Note dated June 25, 2004 in the original principal amount of $100,000 issued by the Company to Total M.I.S., Inc.
10.09(4)	Security Agreement dated June 25, 2004 by and between the Company and Total M.I.S., Inc.
10.10(4)	Extension for Interest Bearing Secured Promissory Note dated January 20, 2006 by and between the Company and Total M.I.S., Inc.
10.11(4)	Letter Agreement dated March 31, 2006 from Total M.I.S., Inc. to the Company
10.12(5)	Extension to Vehicle Lease Agreement dated November 29, 2006 by and between the Company and Deecembra Diamond
21.01(6)	List of Subsidiaries
31.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.01*	Certification of the Chief Executive Officer and Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Form SB-2 filed with the Securities and Exchange Commission on June 30, 2006.
(2)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on August 30, 2006.
(3)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on October 31, 2006.
(5)	Filed as an Exhibit to Form SB-2/A filed with the Securities and Exchange Commission on December 5, 2006.
(6)	Filed as an Exhibit to Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated: May 10, 2007