Form 10QSB
period 2007-06-30
Expedition Leasing,Inc.
filed 2007-08-24
CIK 1365354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-1365354

EXPEDITION LEASING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	20-1112910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20711 Sterlington Drive, Land O’ Lakes, Florida 34638

(Address of principal executive offices)

Issuer’s telephone number: (813) 833-7525

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant had 25,229,800 shares of common stock, par value $0.00001 per share, outstanding as of August 20, 2007.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Consolidated Balance Sheet As of June 30, 2007 (unaudited)	1

	Consolidated Statements of Operations Three and six months ended June 30, 2007 and 2006 (unaudited) and the period May 12, 2004 (date of inception) through June 30, 2007 (unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)	3

	Consolidated Statements of Cash Flows Six Months ended June 30, 2007 and 2006 (unaudited) Inception to date (unaudited)	4

	Notes to Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

For the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

June 30, 2007 (unaudited)

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

June 30, 2007 (unaudited)

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Balance Sheet

As of June 30, 2007

(unaudited)

ASSETS
Current assets
Cash	$13,073
Rent and Lease receivable	6,035

Total current assets	19,108
Lease Assets, net of accumulated depreciation of $23,515	27,683

TOTAL ASSETS	46,791

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses, including related party of $20,000	$41,112
Accrued salaries - shareholder	20,000
Loan from related party	100,000

Total current liabilities	161,112
Stockholders’ deficit
Preferred stock - par value $0.01 50,000,000 shares authorized No shares issued or outstanding	$—
Common stock - par value $0.00001 100,000,000 shares authorized 25,229,800 shares issued and outstanding	252
Additional paid-in capital	116,998
Deficit accumulated during the development stage	(231,571)

Total stockholders’ deficit	(114,321)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$46,791

The accompanying notes are an integral part of the consolidated financial statements.	1

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	For the Period May 12, 2004 (date of inception) through	For the three months ended June 30,		For the six months ended June 30,
	June 30, 2007	2007	2006	2007	2006
Revenue
Rent	$32,190	$4,793	$2,400	$7,990	$4,800
Interest	5,016		1,177		2,901

Total revenue	37,206	4,793	3,577	7,990	7,701

Expenses
Automobile expense	229
Bank service charges	175	70		70	60
Depreciation	24,847	3,770	1,753	6,195	3,482
Interest expense	19,320	2,000	2,000	4,000	4,000
Licenses, permits and fees	1,668	52		352	300
Loss on Impairment	5,688
Organization costs	16,578	2,343	155	2,661	155
Salaries	152,400	4,350	1,350	8,700	2,800
Professional fees	48,050	6,000	43,929	21,000	60,311

Total expense	268,955	18,585	49,187	42,978	71,108

Net ordinary loss	(231,749)	(13,792)	(45,610)	(34,988)	(63,407)
Other Income	178

Net loss	$(231,571)	$(13,792)	$(45,610)	$(34,988)	$(63,407)

Net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares	24,079,363	25,229,800	25,099,165	25,229,800	25,053,392

The accompanying notes are an integral part of these consolidated financial statements	2

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period May 12, 2004 (date of inception)

through June 30, 2007

	Common Stock				Deficit accumulated during the development stage
	Date	Shares	Par value	Additional paid in capital		Total
Beginning balance	—	—	—	—	—	—
Initial issuance of stock at $0.00001 per share	5/12/04	20,000,000	$200	$—	$—	$200
Initial issuance of stock at $0.00001 per share	8/12/04	2,750,000	28	27,472		27,500
Net loss for the Period May 12, 2004 (date of inception) through December 31, 2004					(57,228)	(57,228)

Balance on December 31, 2004		22,750,000	228	27,472	(57,228)	(29,528)
Sale of stock for cash at $0.01 per share	3/21/05	850,000	8	8,492		8,500
Sale of stock for cash at $0.01 per share	5/23/05	1,400,000	14	13,986		14,000
Net loss for the year ended December 31, 2005					(34,738)	(34,738)

Balance on December 31, 2005		25,000,000	250	49,950	(91,966)	(41,766)
Issuance of stock for compensation at $0.01 per share	1/26/06	10,000	0	100		100
Sale of stock for cash at $0.25 per share	4/24/06	40,000	0	10,000		10,000
Sale of stock for cash at $0.25 per share	5/11/06	53,800	1	13,449		13,450
Sale of stock for cash at $0.25 per share	5/17/06	26,000	0	6,500		6,500
Issuance of stock for compensation at $0.25 per share	6/14/06	100,000	1	24,999		25,000
Waiver of interest on stockholders note				8,000		8,000
Net loss for the year ended December 31, 2006					(104,617)	(104,617)

Balance on December 31, 2006		25,229,800	$252	$112,998	$(196,583)	$(83,333)
Waiver of interest on stockholders note (unaudited)				4,000		4,000
Net loss for the six months ended June 30, 2007 (unaudited)					(34,988)	(34,988)

Balance on June 30, 2007		25,229,800	$252	$116,998	$(231,571)	$(114,321)

The accompanying notes are an integral part of the consolidated financial statements.	3

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(unaudited)

	For the Period May 12, 2004 (date of inception) through June 30, 2007	For the Six months ended June 30, 2007	For the Six months ended June 30, 2006
OPERATING ACTIVITIES
Net loss	$(231,571)	$(34,988)	$(63,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for compensation	25,100		25,100
Waiver of interest on stockholder note	12,000	4,000	4,000
Depreciation expense	24,847	6,195	3,482
Impairment Loss	5,688
(Increase) decrease in:	0
Rent and Lease receivable	(6,035)	(5,767)	27,458
Prepaid Expenses			6,311
Increase (decrease) in:
Accrued salaries - shareholder	20,000
Deferred interest income			(2,902)
Accounts payable and accrued expenses	41,112	(2,652)	9,001

Net cash (used in) provided by operating activities	(108,859)	(33,212)	9,043

INVESTING ACTIVITIES
Purchase of lease assets	(58,468)	(16,135)
Sale of leased assets	250		250

Net cash (used in) provided by investing activities	(58,218)	(16,135)	250

FINANCING ACTIVITIES
Proceeds from loan from related party	150,000
Repayment of loan from related party	(50,000)
Issuance of common stock	80,150		29,950

Net cash provided by financing activities	180,150	—	29,950

Net cash increase (decrease) for periods	13,073	(49,347)	39,243
Cash at beginning of periods	—	62,420	18,954

Cash at end of periods	$13,073	$13,073	$58,197

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid for interest	$7,320	$—	$—

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.	4

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

June 30, 2007 (unaudited)

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

June 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

(f)	Cash

As of June 30, 2007, the Company had $13,073 in cash with which to satisfy any future cash requirements. The Company maintains its cash in bank deposit accounts, which at times, can exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for equipment or vehicle acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents.

(g)	Leased Assets

Leased assets are recorded at cost. This cost, assuming no residual value, is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. For income tax purposes, the Company uses the accelerated method of depreciation without assigning any salvage value to the tax basis of the assets. Maintenance and repairs are charged to expense when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

(h)	Impairment of Leased Assets

Periodically, the Company assesses the recoverability of its leased assets. During 2005, the Company recorded an impairment loss of $5,688 on a vehicle, which is noted in the accompanying consolidated statement of operations. The impairment loss represents the excess of the carrying amount of the vehicle as of December 31, 2005 over its fair value, which was based on a quoted salvage value. The vehicle was sold during the year ended December 31, 2006 for the quoted salvage value of $250.

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

June 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

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

(m)	Financial Reporting and Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2007 and 2006 and the period May 12, 2004 (date of inception) through June 30, 2007; (b) the financial position at June 30, 2007, and (c) cash flows for the six month period ended June 30, 2007 and 2006 and the period May 12, 2004 (date of inception) through June 30, 2007, have been made.

The condensed financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the quarter ended June 30, 2007 and for the period May 12, 2004 (date of inception) to June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through

June 30, 2007 (unaudited)

2.	Subsequent Event

On July 1, 2007 the loan from related party matured. On July 10, 2007, the Company received notice from Total M.I.S., Inc. that the Company’s wholly-owned subsidiary, Expedition Holdings, Inc., was in default for its loan obligation. The aggregate outstanding balance of the loan obligation is $100,000, inclusive of principal and interest. The notice provided the Company thirty days to cure the default. The Company was unable to and failed to cure the default. Total M.I.S. is a corporation wholly owned by Edwin McGusty, our majority shareholder.

On August 17, 2007, the Company agreed to transfer 100% of the common stock of our subsidiary, Expedition Holdings, to Total M.I.S. in satisfaction of the outstanding debt. As of the date of the Settlement Agreement, the assets of Expedition Holdings consist of future lease payments due from third parties totaling $11,680, cash of $8,930, fixed assets valued at approximately $26,000 (net of accumulated depreciation) and an outstanding inter-company receivable due from Expedition Leasing in the amount of $60,000 (the “Trade Debt”). In lieu of Total M.I.S. foreclosing on Expedition Holdings’s assets, the Company has agreed to transfer 100% of the outstanding shares of the common stock of Expedition Holdings to Total M.I.S in satisfaction of the outstanding debt in exchange for Total M.I.S.’s agreement to cause Expedition Holdings to forbear from any collection of the Trade Debt for a period of ninety (90) days from the date of the Settlement Agreement.

Since the Company could not secure sufficient capital to repay the loans to Total M.I.S., the Company has been forced to abandon its leasing operations and business activities. The Company is currently seeking to identify a privately-held operating company that desires to become a public company by combining with us via reverse merger or some other form of transaction. The Company is seeking a target that demonstrates potential long-term growth, rather than short-term earnings.

Unaudited proforma financial information is presented as if the transaction, described above, had occurred prior to the period ended June 30, 2007. The operations are not presented as discontinued operations, since there is no differentiating segment or entity information. The proforma information is as follows:

Expedition Leasing, Inc.

(A Development Stage Enterprise)

Proforma Balance Sheet

(Unaudited)

	For the six months ended June 30, 2007	For the year ended December 31, 2006
ASSETS
Current assets
Cash	$7,979	$3,383

Total current assets	7,979	3,383

Other Assets	100	100

TOTAL ASSETS	8,079	3,483

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$41,000	$43,708
Accrued salaries - shareholder	20,000	20,000
Deferred interest income	—	—
Loan from related party	60,000	20,000

Total current liabilities	121,000	83,708

Stockholders’ deficit
Preferred stock - par value $0.01 50,000,000 shares authorized No shares issued or outstanding	$—	$—
Common stock - par value $0.00001
100,000,000 shares authorized 25,229,800 shares issued and outstanding	252	252
Additional paid-in capital	104,998	104,998
Deficit accumulated during the development stage	(218,171)	(185,475)

Total stockholders’ deficit	(112,921)	(80,225)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,079	$3,483

Expedition Leasing, Inc.

(A Development Stage Enterprise)

Proforma Statements of Operations

(Unaudited)

	For the period May 12, 2004 (date of inception) through June 30, 2007	For the six months ended June 30, 2007	For the year ended December 31, 2006
Revenue	$27,397	$—	$—

Expenses
Depreciation	21,077
Interest	17,320	—	—
Licenses, permits and other	8,030	335	472
Organization costs	14,235	2,661	11,989
Salaries	42,050	8,700	10,500
Professional fees	148,050	21,000	79,811

Total expense	250,762	32,696	102,772

Net ordinary loss	(218,349)	(32,696)	(102,772)

Other Income	178

Net loss	$(218,171)	$(32,696)	$(102,772)

Net loss per share	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares	24,079,363	25,229,800	25,142,321

3.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a Going Concern. The Company incurred a net loss of $34,988, $63,407 and $231,571 for the six months ended June 30, 2007 and June 30, 2006, and for the period May 12, 2004 (date of inception) through the period ended June 30, 2007, respectfully. As of June 30, 2007, the Company had $13,073 of cash with which to satisfy any future cash requirements but had negative $142,004 of working capital.

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

There is no current or deferred income tax expense or benefit allocated to continuing operations for the quarters ended June 30, 2007 and June 30, 2006 or for the period May 12, 2004 (date of inception) through June 30, 2007. The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Period May 12, 2004 (date of inception) through June 30, 2007	Period Ended June 30, 2007	Period Ended June 30, 2006
Income tax provision at statutory rate	$(71,935)	$(11,896)	$(14,827)
Increase (decrease) in income tax due to:
State income taxes net	(7,680)	(1,270)	(1,583)
All other			859
Change in valuation allowance	79,615	13,166	15,551

	$0	$0	$0

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

4.	Income Taxes (continued)

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability), current:
Accrued salary	$7,526
Valuation allowance	(7,526)

$0

Deferred tax asset (liability), non-current:
Net operating loss	$70,589
Property and equipment	1,500
Valuation allowance	(72,089)

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

As of June 30, 2007, the Company had available net operating loss carryforwards of approximately $174,000. Of this amount, approximately $37,000, $31,000, and $106,000 will expire in 2024, 2025, and 2026, respectively.

5.	Related Party Disclosure

(a)	Accrued Salaries – Shareholder

The Company accrued $5,000 per month in compensation for its original director and officer, who is also the founding shareholder, from May through August 2004. As of June 30, 2007, the Company owes the balance of the accrued $20,000. In September, 2004, a new president was elected to carry out the business plan of the Company.

(b)	Loan from Related Party

The Company had an outstanding loan from a company related by common ownership. As of June 30, 2007, the Company owed a balance of $100,000. The company related by common ownership has agreed to waive the interest fees on and after January 1, 2006. Although the interest is permanently waived, management recognizes the economic effect and continues to expense the interest and offsets the additional paid-in capital account. The term of the loan is three years from inception on June 30, 2004. The note becomes payable upon demand at maturity (July 1, 2007) or earlier in the case of a change in ownership control or other stated conditions. Additionally, the amount may be paid down as other financing is secured by the Company. The loan is secured by the assets of the subsidiary through a security agreement in the event of a default. Subsequent to period end, the note was settled (See Note 2).

(c)	Lease to Related Party

The Company entered into an operating lease with a company related by common ownership on August 5, 2004. The term of the lease is for 36 months and the monthly payments are $250, plus applicable tax. The lease accounted for $750 in rent revenue for the quarters ended June 30, 2007 and 2006. Rent revenue of $8,750 was recognized for the period May 12, 2004 (date of inception) through June 30, 2007.

(d)	Office Space and Equipment

The Company has had limited need for use of office space or equipment. Any use of office space or equipment supplied by related parties has, thus far, been immaterial. There has been no charge or cost accrual for any usage by the Company as of June 30, 2007.

(e)	Comparability with Third Party Agreements

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

6.	Future Minimum Revenues

As of June 30, 2007, the future minimum revenue due from lease contracts in effect amounts to:

Year Ending June 30,
2007	$6,285
2008	3,345

$9,630

7.	Concentration of Credit Risk

The Company is exposed to credit risk in the event of default by any of its customers to the extent that the difference in the resale or liquidation value of the leased asset is less than the depreciated carrying amount of the fixed asset on the accompanying consolidated balance sheet in addition to any write-off of rent receivables.

8.	Major Customers

The Company had three major customers for the quarters ended June 30, 2007 and June 30, 2006, and three major customers for the period May 12, 2004 (date of inception) through June 30, 2007. The three major customers for the quarter ended June 30, 2007 were the same customers that existed during the quarter ended June 30, 2006. The customers noted above accounted for 100% of the Company’s revenue for all periods presented.

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

General

On July 10, 2007, the Company received notice from Total M.I.S., Inc. (“Total M.I.S.”) that the Company’s wholly-owned subsidiary, Expedition Holdings, Inc. (“Expedition Holdings”), was in default under two secured promissory notes held by Total M.I.S. (See Item 5. Other Information). The aggregate outstanding balance of the two secured promissory notes totals $100,000, inclusive of principal and interest. The notice provided the Company thirty days to cure the default. The Company failed to cure the default. Total M.I.S. is wholly owned by Edwin McGusty, our majority shareholder.

On August 17, 2007, the Company agreed to transfer 100% of the common stock of our subsidiary, Expedition Holdings, to Total M.I.S. in satisfaction of the outstanding debt. As part of the settlement agreement, the Company also will repay its existing obligation of $60,000 to Expedition Holdings.

Since the Company could not secure sufficient capital to repay the loans to Total M.I.S., the Company has been forced to abandon its leasing operations and business activities. The Company is currently seeking to identify a privately-held operating company that desires to become a public company by combining with us via reverse merger or some other form of transaction. The Company is seeking a target that demonstrates potential long-term growth, rather than short-term earnings. The Company has not entered into a definitive agreement with any party concerning an acquisition or merger.

Jerry Keller, our sole officer and director, will be primarily responsible for identifying acquisition opportunities. However, we believe that prospects also may come to our attention from a variety of sources, including professional advisors such as attorneys and accountants, securities broker-dealers and venture capitalists.

While the Company is seeking to identify a privately-held operating company that desires to become a public company, there can be no assurance that the Company will be successful in locating or acquiring a desirable target. Furthermore, there can be no assurance that any acquisition will be on terms that are favorable to the Company or its current stockholders.

Certain types of business acquisition transactions may be completed without requiring approval of the Company’s stockholders. If the proposed transaction is structured in a fashion that does not require approval of the Company’s stockholders, our stockholders (other than Ed McGusty, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction. If a proposed transaction is structured in a manner that requires approval of the Company’s stockholders, we will be required to provide our stockholders with information required under Sections 14A and 14C of the Exchange Act.

The analysis of acquisition opportunities will be undertaken by or under the supervision of Jerry Keller, our President and sole director. In analyzing potential candidates, our management will consider, among other things, the following factors:

•	Potential for future earnings;

•	Eligibility of a candidate, following the transaction, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;

•	The candidate’s historical results of operation;

•	The candidate’s liquidity and availability of capital resources;

•	The competitive position of the candidate compared to other companies of similar size and experience in the industry;

•	The candidate’s amount of debt and contingent liabilities; and

•	The products and/or services and marketing concepts of the candidate.

There is no single factor that will be controlling in the selection of a candidate. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon all available data. Potential candidates can be found in many different industries and at various stages of development, all of which will make the task of analyzing each opportunity difficult and complex. Since the Company has limited capital available for investigation and we are dependent on one person, Jerry Keller, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

Results of Operations

The following discussion examines the results of the Company’s operations for the three and six month periods ended June 30, 2006 and June 30, 2007. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information is that of the Company on a consolidated basis with our wholly-owned subsidiary, Expedition Holdings, Inc. It is imperative that one read the notes to the financial statements included in this report.

HISTORICAL RESULTS—PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues. Overall revenues for the three month periods ended June 30, 2006 and June 30, 2007 were $3,577 and $4,793, respectively. Revenues for this period have increased primarily due to the addition of a third operating lease. Revenues for the six month periods ended June 30, 2006 and June 30, 2007 were $7,701 and $7,990, respectively. Revenues for this period have increased primarily due to the addition of a third operating lease.

General and Administrative Expenses. General and administrative expenses for the three month periods ended June 30, 2006 and June 30, 2007 were $49,187 and $18,585, respectively. These general and administrative expenses have decreased primarily because of a decrease in professional accounting and legal fees. Management, however, believes that professional accounting and legal fees will remain significant because, as a reporting company, the Company is required to comply with the reporting requirements of the Securities and Exchange Act of 1934. General and administrative expenses for the six month periods ended June 30, 2006 and June 30, 2007 were $71,108 and $42,978, respectively. These general and administrative costs have decreased primarily because of a decrease in professional accounting and legal fees.

Net Income (Loss). The net loss for the three month periods ended June 30, 2006 and June 30, 2007 were $45,610 and $13,792, respectively. The decrease in net loss for the three month period ended June 30, 2007 is primarily due to a decrease in professional accounting and legal fees, despite higher salaries paid to the Company’s officer. The net loss for the six month periods ended June 30, 2006 and June 30, 2007 were $63,407 and $34,988, respectively. The decrease in net loss for the six month period ended June 30, 2007 is primarily due to a decrease in professional accounting and legal fees, despite higher salaries paid to the Company’s officer.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in our annual report, filed on Form 10-KSB, that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of June 30, 2007, we had cash on hand of $13,073 and negative working capital of $142,004. Although the current rate at which we use capital can vary greatly from month to month, we are currently expending approximately $5,000 per month to sustain our minimal operations. A large portion of these expenses are related to the Company’s efforts to have its common stock quoted on the OTCBB and to locate a potential merger candidate. Based on the current rate at which we are using capital, we have cash sufficient to continue our current minimal operations for the next three months. If we do not locate a potential merger candidate within the next six months, we may be forced to discontinue our operations entirely.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Business and Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the quarter ended June 30, 2007 contained in this Form 10-QSB. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending June 30, 2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after June 30, 2007.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Subsequent to June 30, 2007 the Company defaulted in the payment of principal, in the amount of $100,000, on a promissory note held by Total M.I.S., Inc., a company wholly owned by Edwin McGusty, our majority shareholders. The Company was unable to cure the default within the agreed time.

This is further discussed in Part II, item 5 of this section.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On July 10, 2007, the Company received notice from Total M.I.S., Inc. (“Total M.I.S.”) that the Company’s wholly-owned subsidiary, Expedition Holdings, Inc. (“Expedition Holdings”), was in default under two secured promissory notes held by Total M.I.S. The aggregate outstanding balance of the two secured promissory notes totals $100,000, inclusive of principal and interest. The notice provided the Company thirty days to cure the default. The Company failed to cure the default. Total M.I.S. is wholly owned by Edwin McGusty, our majority shareholder.

On August 17, 2007, the Company agreed to transfer 100% of the common stock of our subsidiary, Expedition Holdings, to Total M.I.S. in satisfaction of the outstanding debt. As of the date of the Settlement Agreement, the assets of Expedition Holdings consist of future lease payments due from third parties totaling $9,630, cash of $8,930, fixed assets valued at approximately $26,000 (net of accumulated depreciation) and an outstanding inter-company receivable due from Expedition Leasing in the amount of $60,000 (the “Trade Debt”). In lieu of Total M.I.S. foreclosing on Expedition Holdings’s assets, the Company has agreed to transfer 100% of the outstanding shares of the common stock of Expedition Holdings to Total M.I.S in satisfaction of the outstanding debt in exchange for Total M.I.S.’s agreement to cause Expedition Holdings to forbear from any collection of the Trade Debt for a period of ninety (90) days from the date of the Settlement Agreement. A copy of the Settlement Agreement is filed as Exhibit 10.01 to this 10-QSB.

Item 6.	Exhibits

Exhibit	Description
3.01(1)	Articles of Incorporation of Expedition Leasing, Inc.

3.02(1)	Articles of Amendment to Articles of Incorporation of Expedition Leasing, Inc.

3.03(1)	Amended and Restated Articles of Incorporation of Expedition Leasing, Inc.

3.04(1)	Bylaws of Expedition Leasing, Inc.

10.01*	Settlement Agreement dated August 17, 2007 by and between Expedition Leasing, Inc., Expedition Holdings, Inc. and Total M.I.S., Inc.

31.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01*	Pro-forma financial statements.

(1)	Filed as an Exhibit to Form SB-2 filed with the Securities and Exchange Commission on June 30, 2006.
*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 24, 2007

EXPEDITION LEASING, INC.

By	/s/ Jerry Keller
Jerry Keller
President (Principal Executive Officer), Secretary and Treasurer (Principal Accounting Officer)