Form 10QSB
period 2007-09-30
Expedition Leasing,Inc.
filed 2007-11-14
CIK 1365354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant had 25,229,800 shares of common stock, par value $0.00001 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	1

	Consolidated Statements of Operations Three and nine months ended September 30, 2007 and 2006 (unaudited) and the period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)	3

	Consolidated Statements of Cash Flows Nine months ended September 30, 2007 and 2006 (unaudited) and Inception to date (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Balance Sheet

As of September 30, 2007

(unaudited)

ASSETS
Current assets
Cash	$1,979

Prepaid and other current assets	—

Total current assets	1,979

Lease Assets, net of accumulated depreciation of $	—

TOTAL ASSETS	$1,979

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$46,812
Accrued salaries - shareholders	24,350
Deferred interest income	—
Loan from related party	60,000

Total current liabilities	131,162

Long-term liabilities
Loan from related party	—

Total liabilities	$131,162

Stockholders' deficit
Preferred stock - par value $0.01 50,000,000 shares authorized No shares issued or outstanding	$—
Common stock - par value $0.00001 100,000,000 shares authorized 25,229,800 shares issued and outstanding	252
Additional paid-in capital	119,489
Deficit accumulated during the development stage	(248,924)

Total stockholders' deficit	(129,183)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,979

The accompanying notes are an integral part of these consolidated financial statements.	1

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	For the Period May 12, 2004 (date of inception) through	For the three months ended September 30,		For the nine months ended September 30,
	September 30, 2007	2007	2006	2007	2006
Revenue
Rent	$33,487	$1,297	$2,400	$9,287	$7,200
Interest	5,016		603		3,504

Total revenue	38,503	1,297	3,003	9,287	10,704

Expenses
Automobile expense	229
Bank service charges	175			70	60
Depreciation	26,292	1,445	1,753	7,640	5,235
Interest expense	20,363	1,043	2,000	5,043	6,000
Licenses, permits and fees	1,668		142	352	442
Loss on Impairment	5,688
Organization costs	18,590	2,012	4,136	4,673	4,291
Salaries	156,750	4,350	3,350	13,050	6,150
Professional fees	57,850	9,800	6,000	30,800	66,311

Total expense	287,605	18,650	17,381	61,628	88,489

Net ordinary loss	(249,102)	(17,353)	(14,378)	(52,341)	(77,785)

Other Income	178

Net loss	$(248,924)	$(17,353)	$(14,378)	$(52,341)	$(77,785)

Net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares	24,164,994	25,229,800	25,229,800	25,229,800	25,112,841

The accompanying notes are an integral part of these consolidated financial statements.	2

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficit

For the Period May 12, 2004 (date of inception)

through September 30, 2007

	Common Stock				Deficit accumulated during the development stage	Total
	Date	Shares	Par value	Additional paid in capital
Beginning balance	—	—	—	—	—	—

Initial issuance of stock at $0.00001 per share	5/12/04	20,000,000	$200	$—	$—	$200
Initial issuance of stock at $0.00001 per share	8/12/04	2,750,000	28	27,472		27,500
Net loss for the Period May 12, 2004 (date of inception) through December 31, 2004					(57,228)	(57,228)

Balance on December 31, 2004		22,750,000	228	27,472	(57,228)	(29,528)

Sale of stock for cash at $0.01 per share	3/21/05	850,000	8	8,492		8,500
Sale of stock for cash at $0.01 per share	5/23/05	1,400,000	14	13,986		14,000
Net loss for the year ended December 31, 2005					(34,738)	(34,738)

Balance on December 31, 2005		25,000,000	250	49,950	(91,966)	(41,766)

Issuance of stock for compensation at $0.01 per share	1/26/06	10,000	0	100		100
Sale of stock for cash at $0.25 per share	4/24/06	40,000	0	10,000		10,000
Sale of stock for cash at $0.25 per share	5/11/06	53,800	1	13,449		13,450
Sale of stock for cash at $0.25 per share	5/17/06	26,000	0	6,500		6,500
Issuance of stock for compensation at $0.25 per share	6/14/06	100,000	1	24,999		25,000
Waiver of interest on stockholders note				8,000		8,000
Net loss for the year ended December 31, 2006					(104,617)	(104,617)

Balance on December 31, 2006		25,229,800	$252	$112,998	$(196,583)	$(83,333)

Waiver of interest on stockholders note (unaudited)				5,043		5,043
Gain on sale of subsidiary to stockholder (unaudited)				1,448		1,448
Net loss for the nine months ended September 30, 2007 (unaudited)					(52,341)	(52,341)

Balance on September 30, 2007		25,229,800	$252	$119,489	$(248,924)	$(129,183)

The accompanying notes are an integral part of these consolidated financial statements.	3

Expedition Leasing, Inc. & Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(unaudited)

	For the Period May 12, 2004 (date of inception) through September 30, 2007	For the Nine months ended September 30, 2007	For the Nine months ended September 30, 2006
OPERATING ACTIVITIES
Net loss	$(248,924)	$(52,341)	$(77,785)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for compensation	25,100		25,100
Waiver of interest on stockholder note	13,043	5,043	6,000
Depreciation expense	26,292	7,640	5,235
Impairment Loss	5,688
(Increase) decrease in:	0
Rent and Lease receivable	(3,475)	(3,208)	43,593
Prepaid Expenses			6,311
Increase (decrease) in:
Accrued salaries - shareholder	24,350	4,350
Deferred interest income			(3,504)
Accounts payable and accrued expenses	46,831	3,067	6,000

Net cash (used in) provided by operating activities	(111,095)	(35,449)	10,950

INVESTING ACTIVITIES
Purchase of lease assets	(58,469)	(16,135)
Sale of leased assets	250		250

Net cash (used in) provided by investing activities	(58,219)	(16,135)	250

FINANCING ACTIVITIES
Proceeds from loan from related party	150,000
Subsidiary sale to stockholder	(8,857)	(8,857)
Repayment of loan from related party	(50,000)
Issuance of common stock	80,150		29,950

Net cash (used in) provided by financing activities	171,293	(8,857)	29,950

Net cash increase (decrease) for periods	1,979	(60,441)	41,150

Cash at beginning of periods	—	62,420	18,954

Cash at end of periods	$1,979	$1,979	$60,104

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid for interest	$7,320	$—	$—

Cash paid for income taxes	$—	$—	$—

During the nine months ended September 30, 2007, the Company transferred its wholly owned subsidiary to its majority stockholder in satisfaction of a $100,000 note payable. In connection with this transaction, the Company transferred the subsidiary’s cash, notes receivable and leased assets of approximately $9,000, $60,000 and $26,000, respectively, to the respective stockholder, which resulted in a gain of $1,448 which is treated as a capital contribution in the accompanying statement of stockholders’ deficit.

The accompanying notes are an integral part of these consolidated financial statements.	4

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies

(a)	About the Company

Expedition Leasing, Inc. (“the Company”) was formed as a Florida corporation on May 12, 2004. Expedition Holdings, Inc. was formed on the same date as a wholly owned subsidiary of Expedition Leasing, Inc. to hold the lease equipment and to service the lease contracts. The accompanying consolidated financial statements include the consolidated balances of both companies up until August 17, 2007, when Expedition Holdings, Inc. was transferred to our major stockholder in satisfaction of a portion of the Company’s debt. On August 17, 2007, the Company ceased its leasing operations. The Company has been in the development stage since May 12, 2004.

(b)	Development Stage Enterprise

The Company has been in the development stage since its formation on May 12, 2004. It was primarily engaged in initial leasing operations while raising capital to carry out its business plan, until August 17, 2007, when the Company ceased its leasing operations and changed its focus to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

(c)	Nature of the Business

The Company was an equipment, machinery, and vehicles leasing company dedicated to purchasing such assets from third parties and leasing them to individuals or businesses, pursuant to lease contracts. The Company was not able to raise additional working capital for this line of business and ceased its leasing operations on August 17, 2007, pursuant to a notice of default on our $100,000 note.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

(d)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a Going Concern. The Company incurred a net loss of $17,353, $52,341 and $248,924 For the Three and Nine Months Ended September 30, 2007 and for the period May 12, 2004 (date of inception) through the period ended September 30, 2007, respectfully. As of September 30, 2007, the Company had $1,979 of cash with which to satisfy any future cash requirements but had negative $129,183 of working capital.

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

(e)	Use of Estimates

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

(f)	Revenue Recognition

Prior to August 17, 2007, the Company was the lessor for both operating and direct financing leases. For operating leases, the Company recognized rent revenue over the lease term on a straight-line accrual basis, which coincides with the lease invoicing. For direct-financing leases, the Company recognized interest revenue according to the lease amortization schedule. Lease initiation fees and termination fees are recognized over the lease term, however if of an immaterial nature, are recognized upon invoicing. Initiation and termination fees are intended to compensate the Company for the processing work and costs involved at the respective times of lease initiations and terminations.

(g)	Cash

As of September 30, 2007, the Company had $1,979 in cash with which to satisfy any future cash requirements. The Company maintains its cash in bank deposit accounts, which at times, can exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions and certificates of deposit that have an original maturity of three months or less when purchased to be cash equivalents.

(h)	Leased Vehicles

Prior to August 17, 2007, leased vehicles were recorded at cost. This cost, assuming no residual value, was depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. For income tax purposes, the Company uses the accelerated method of depreciation without assigning any salvage value to the tax basis of the assets. Maintenance and repairs are expensed when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

(i)	Deferred Tax Assets and Liabilities

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

(j)	Equity Issuances and Capital Transactions

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

The Company had a note for $100,000 owed to its majority stockholder who waived interest of approximately $13,000 from January 1, 2006 through August 17, 2007. Accordingly, this interest waiver was treated as an increase to additional paid in capital.

On August 17, 2007, pursuant to a notice of default, the Company transferred its operating subsidiary to its majority stockholder in settlement of an $100,000 note payable. The Company recorded a gain of $1,448 on the transfer of its subsidiary, Expedition Holdings, Inc, and treated this gain as an increase to additional paid in capital.

(k)	Recently Issued Accounting Pronouncements

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

1.	Business and Summary of Significant Accounting Policies (continued)

(k)	Recently Issued Accounting Pronouncements (continued)

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

(l)	Financial Reporting and Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and the period May 12, 2004 (date of inception) through September 30, 2007; (b) the financial position at September 30, 2007, and (c) cash flows for the nine month periods ended September 30, 2007 and 2006 and the period May 12, 2004 (date of inception) through September 30, 2007, have been made.

The condensed financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the quarter ended September 30, 2007 and for the period May 12, 2004 (date of inception) to September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

2.	Change in Business

On July 1, 2007 the loan from related party matured. On July 10, 2007, the Company received notice from Total M.I.S., Inc. that the Company’s wholly-owned subsidiary, Expedition Holdings, Inc., was in default for its loan obligation. The aggregate outstanding balance of the loan obligation was $100,000, inclusive of principal and interest. The notice provided the Company thirty days to cure the default. The Company was unable to and failed to cure the default. Total M.I.S. is a corporation wholly owned by Edwin McGusty, our majority shareholder.

On August 17, 2007, the Company agreed to transfer 100% of the common stock of our subsidiary, Expedition Holdings, to Total M.I.S. in satisfaction of the outstanding debt. As of the date of the Settlement Agreement, the assets of Expedition Holdings consisted of future lease payments due from third parties totaling $3,475, cash of $8,857, fixed assets valued at approximately $26,000 (net of accumulated depreciation) and an outstanding inter-company receivable due from Expedition Leasing in the amount of $60,000 (the “Trade Debt”). In lieu of Total M.I.S. foreclosing on Expedition Holdings’s assets, the Company has agreed to transfer 100% of the outstanding shares of the common stock of Expedition Holdings to Total M.I.S in satisfaction of the outstanding debt in exchange for Total M.I.S.’s agreement to cause Expedition Holdings to forbear from any collection of the Trade Debt for a period of ninety (90) days from the date of the Settlement Agreement.

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

Expedition Leasing, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

and the Period May 12, 2004 (date of inception) through September 30, 2007 (unaudited)

3.	Related Party Disclosure

(a)	Accrued Salaries – Shareholder

The Company accrued $5,000 per month in compensation for its original director and officer, who is also the founding shareholder, from May through August 2004. As of September 30, 2007, the Company owes the balance of the accrued $20,000. In September, 2004, a new president was elected to carry out the business plan of the Company. The Company is currently accruing $1,450 per month in compensation for its current director and officer and has recorded a balance of $24,350 as of September 30, 2007.

(b)	Loan from Related Party

As of September 30, 2007, the Company owed a balance of $60,000 to its former subsidiary Expedition Holdings, Inc. This company is no longer a subsidiary but is now related by common ownership. This balance is unsecured, non-interest bearing and is payable in November 2007.

(c)	Lease to Related Party

The Company entered into an operating lease with a company related by common ownership on August 5, 2004. The term of the lease was for 48 months and the monthly payments are $250, plus applicable tax. The lease accounted for $500 in rent revenue for the three months ended September 30, 2007. Rent revenue of $9,250 was recognized for the period May 12, 2004 (date of inception) through August 17, 2007 (date of ceased leasing operations). The Company no longer has this lease.

(d)	Office Space and Equipment

The Company has had limited need for use of office space or equipment. Any use of office space or equipment supplied by related parties has, thus far, been immaterial. There has been no charge or cost accrual for any usage by the Company as of September 30, 2007.

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

General

On July 10, 2007, the Company received notice from Total M.I.S., Inc. (“Total M.I.S.”) that the Company’s wholly-owned subsidiary, Expedition Holdings, Inc. (“Expedition Holdings”), was in default under two secured promissory notes held by Total M.I.S. (See Item 3. Defaults Upon Senior Securities ). The aggregate outstanding balance of the two secured promissory notes totals $100,000, inclusive of principal and interest. The notice provided the Company thirty days to cure the default. The Company failed to cure the default. Total M.I.S. is wholly owned by Edwin McGusty, our majority shareholder.

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

Certain types of business acquisition transactions may be completed without requiring approval of the Company’s stockholders. If the proposed transaction is structured in a fashion that does not require approval of the Company’s stockholders, our stockholders (other than Edwin McGusty, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction. If a proposed transaction is structured in a manner that requires approval of the Company’s stockholders, we will be required to provide our stockholders with information required under Sections 14A and 14C of the Exchange Act.

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

Results of Operations

The following discussion examines the results of the Company’s operations for the three and nine month periods ended September 30, 2006 and September 30, 2007. This discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Historical financial information is that of the Company on a consolidated basis with our wholly-owned subsidiary, Expedition Holdings, Inc. It is imperative that one read the notes to the financial statements included in this report.

HISTORICAL RESULTS—PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Revenues. Overall revenues for the three month periods ended September 30, 2006 and September 30, 2007 were $2,400 and $1,297, respectively. Revenues for this period have decreased due to the cessation of leasing operations and business activities on August 17, 2007. Revenues for the nine month periods ended September 30, 2006 and September 30, 2007 were $7,200 and $9,287 respectively. Revenues for this period have increased primarily due to the addition of a third lease despite the cessation of leasing operations and business activities on August 17, 2007.

General and Administrative Expenses. General and administrative expenses for the three month periods ended September 30, 2006 and September 30, 2007 were $17,381 and $18,650, respectively. These general and administrative expenses have increased primarily because of an increase in professional accounting fees. Management believes that professional accounting and legal fees will remain significant because, as a reporting company, the Company is required to comply with the reporting requirements of the Securities and Exchange Act of 1934. General and administrative expenses for the nine month periods ended September 30, 2006 and September 30, 2007 were $88,489 and $61,628, respectively. These general and administrative costs have decreased primarily because of a decrease in professional accounting and legal fees.

Net Income (Loss). The net loss for the three month periods ended September 30, 2006 and Septermber 30, 2007 were $14,378 and $17,353, respectively. The increase in net loss for the three month period ended September 30, 2007 is primarily due to due to the cessation of leasing operations and business activities on August 17, 2007. The net loss for the nine month periods ended September 30, 2006 and September 30, 2007 were $77,785 and $52,341, respectively. The decrease in net loss for the nine month period ended September 30, 2007 is primarily due to the decrease in professional accounting and legal fees.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in our annual report, filed on Form 10-KSB, that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2007, we had cash on hand of $1,979 and negative working capital of $129,183. Although the current rate at which we use capital can vary greatly from month to month, we are currently expending approximately $6,000 per month to sustain our minimal operations. A large portion of these expenses are related to the Company’s efforts to have its common stock quoted on the OTCBB and to locate a potential merger candidate. Based on the current rate at which we are using capital, we have cash sufficient to continue our current minimal operations for the next two (2) months. If we do not locate a potential merger candidate within the next three (3) months, we may be forced to discontinue our operations entirely.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Business and Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the quarter ended September 30, 2007 contained in this Form 10-QSB. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB No. 140.” SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

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

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending September 30, 2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after September 30, 2007.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
3.01(1)	Articles of Incorporation of Expedition Leasing, Inc.

3.02(1)	Articles of Amendment to Articles of Incorporation of Expedition Leasing, Inc.

3.03(1)	Amended and Restated Articles of Incorporation of Expedition Leasing, Inc.

3.04(1)	Bylaws of Expedition Leasing, Inc.

10.01(2)	Settlement Agreement dated August 17, 2007 by and between Expedition Leasing, Inc., Expedition Holdings, Inc. and Total M.I.S., Inc.

31.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Form SB-2 filed with the Securities and Exchange Commission on June 30, 2006.
(2)	Filed as an Exhibit to Form 10-QSB filed with the Securities and Exchange Commission on August 24, 2007.
*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007

EXPEDITION LEASING, INC.

By	/s/ Jerry Keller
Jerry Keller

President (Principal Executive Officer), Secretary and Treasurer (Principal Accounting Officer)