Form 10KSB
period 2007-12-31
Expedition Leasing,Inc.
filed 2008-04-15
CIK 1365354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number 000-1365354

EXPEDITION LEASING, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	20-1112910 (I.R.S. Employer Identification No.)

Economic & Technology Development Zone Chengxu Village Shuangcheng Town, Shuangcheng City Heilongjiang Province, PRC (Address of principal executive offices)	N/A (Zip Code)

(86) 0451-88355530 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class Common Stock, $.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $823,602

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2008 is approximately $13,265. For purposes of the foregoing calculation only, directors and executive officers and holders of 5% or more of the issuer’s common capital stock have been deemed affiliates and the price of the common equity was assumed to be $0.03, the approximate price at which the issuer’s common equity was last sold.

The number of shares of the Registrant's common stock outstanding on March 31, 2008 was 25,229,800.

Transitional Business Disclosure Format (Check One). Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2007

Page

Introductory Notes - Forward Looking Statements and Certain Terminology	A-2

PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

Signatures	32

A-1

INTRODUCTORY NOTES - FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

●	our ability to finance our activities and maintain our financial liquidity;
●	our ability to attract and retain qualified, knowledgeable employees;
●	the impact of general economic conditions on our business;
●	postponements, reductions, or cancellations in orders from new or existing customers;
●	the limited number of potential customers for our products;
●	the variability in gross margins on our products;
●	our ability to design and market new products successfully;
●	our failure to acquire new customers in the future;
●	deterioration of business and economic conditions in our markets;
●	intensely competitive industry conditions with increasing price competition; and
●	the rate of growth in the alternative fuel markets.

In this document, the words "we," "our," "ours," "us," and “Company” refer to Expedition Leasing, Inc. and our subsidiaries.

A-2

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company History and Development

We are engaged in the development, manufacturing and sales of health and nutritional supplements in China. The Company was originally incorporated on May 12, 2004 in Florida. Prior to the share exchange transaction described below, we were a public “shell” company with nominal assets. We were a development stage company attempting to implement our business plan to become an equipment, machinery, and vehicles leasing company. However, since we were unable to raise sufficient working capital for this line of business, we ceased our leasing operations in August 2007. In an effort to preserve and enhance stockholder value, we then sought to identify, evaluate and consider various companies and compatible or alternative business opportunities pursuant to which we would acquire a target company with an operating business and continue the acquired company’s business as a publicly-held entity. After evaluation of various alternatives by our board of directors and management, our board approved and on December 7, 2007 (the “Closing Date”), we entered into an exchange agreement by and among by and among Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation, and the sole holder of 100% of Sinary’s issued and outstanding common stock, on the one hand, and Expedition Leasing and certain of our common stock holders who collectively held a majority of our issued and outstanding common stock, on the other hand. Having no substantive operation of its own, Sinary’s business operations are conducted solely through Heilongjiang Weikang Bio-Technology Group Co., Ltd., its wholly owned subsidiary in the People’s Republic of China (“PRC”), which develops, manufactures and sells health and nutritional supplements in China. From and after the Closing Date, Sinary has become our wholly owned subsidiary, and our business operations are now those of Weikang.

Under the exchange agreement, on the Closing Date, we issued 24,725,200 shares of our common stock to Sinary’s sole stockholder in exchange for 100% of the issued and outstanding capital stock of Sinary. Concurrently, the Expedition Leasing stockholders who are parties to the exchange agreement cancelled 24,725,200 shares of our common stock held by them in exchange for $650,000 from Sinary. Immediately after the closing of the share exchange transaction, we had a total of 25,229,800 shares of common stock outstanding, with Sinary’s sole stockholder owning approximately 98% of our issued and outstanding common shares. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Sinary and its subsidiary, with the assets and liabilities, and revenues and expenses of Sinary and its subsidiary being included effective from the date of the closing of the share exchange transaction.

Throughout the remainder of this report, when we use phrases such as "we," "our," "Company," "us," we are referring to Expedition Leasing, Sinary, and Weikang as a combined entity.

Overview of Sinary

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Weikang to acquire 100% of the equity interests of Weikang for the sum of 57 million Renminbi (“RMB”), or approximately 7.6 million dollars (the “Acquisition Price”). In connection with this acquisition, on November 6, 2007, Weikang was approved by the Heilongjiang Provincial Government as a foreign invested enterprise (“FIE”), and the acquisition of Weikang was deemed completed on November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce (“Heilongjiang SAIC”) issued a business license to Weikang classified as a FIE, and listing Sinary as the registered owner of 100% of Weikang’s registered capital. Pursuant to the terms of the equity interests transfer agreement and the requirements of applicable PRC laws and regulations, Sinary has three months from the Issuance Date to remit the Acquisition Price. However, payment of the Acquisition Price may be extended for an additional nine months subject to governmental approval. On March 28, 2008, the Heilongjiang SAIC granted an extension for payment to be made by August 9, 2008. (Please see the risk factors concerning the acquisition of Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 13.) After the closing of the share exchange transaction on December 7, 2007, Sinary became a wholly-owned subsidiary of Expedition Leasing. Other than the 100% equity interest in Weikang, Sinary has no other assets and conducts all of its business operations through Weikang.

Overview of Weikang

Since the closing of the share exchange transaction on December 7, 2007, our business operations are conducted through Weikang, which was established in the PRC on March 29, 2005 as a limited liability company, originally under the name “Heilongjiang Weikang Bio-Engineering Co., Ltd.” with an initial registered capital of RMB five million. The company changed to its present name, “Heilongjiang Weikang Bio-Technology Group Co., Ltd.” and increased its registered capital to RMB forty million on November 21, 2006. Weikang develops, manufactures, markets and distributes health and nutritional supplements, for which the company has the requisite PRC licenses and approvals. On October 25, 2007, the owners of Weikang sold and transferred 100% of Weikang’s equity interests to Sinary pursuant to an equity interests transfer agreement.  Weikang was subsequently approved as a FIE, with Sinary as the owner of 100% of Weikang’s registered capital, on November 6, 2007 by the Heilongjiang Provincial Government. (Please see the risk factors concerning the acquisition of Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 13.)

Principal Products or Services

Through our Chinese operating company, Weikang, we are engaged in the development, manufacturing, marketing and sales of health and nutritional supplements in China. We are located in Heilongjiang Province in Northeastern China, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of our products are Chinese herbal-based health and nutritional supplements. We actively seek to maintain and improve the quality of its products, and since April 2006, Weikang has implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of its manufacturing processes.

We currently manufacture and distribute a series of internally developed health supplements under a Chinese trade name which English transliteration is “Rongrun”. The “Rongrun”-line of products presently include:

Rongrun Youth Keeping Capsules

Rongrun Youth Keeping Capsules contain kudzu vine root, soybean isoflavone, oil extract from Chinese forest frog, jequirity fruit, and Vitamin E. These capsules may promote the restoration of the natural balance of female hormones and to reduce symptoms of irritability, depression, headache, vomiting, high blood pressure, and other conditions related to menopause. Balancing female hormones may lower the risk of arteriosclerosis by utilizing the body’s natural protection against heart diseases before menopause. These capsules are also intended to increase the absorption of calcium, which may deter the onset of osteoporosis, and to enhance the body’s immune system in order to counter negative health conditions associated with aging beyond menopause. This product accounted for approximately 17% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Rongrun Energy Keeping Capsules

The key component of the Rongrun Energy Keeping Capsules is grape seed extract, which is harvested for its high content of oligomeric proacnthocyanidins (OPC). OPC is being studied for its antioxidant properties in reducing free radicals and oxidative stress, which may be effective in reducing the risk of cardiovascular disease by promoting blood vessel elasticity and countering inflammation, and promote a slower and healthier aging process by increasing skin elasticity and smoothness, joint flexibility and heightening immunity. Other ingredients of the Energy Keeping Capsules include Barbary wolfberry fruit, which may improve eyesight and promote liver function by reducing lipid accumulation in the liver, Vitamin E and oil extracted from corn endosperm, which is the albumin tissue produced in the seeds during fertilization and is rich in nutrients. This product accounted for approximately 12% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Rongrun Vitamin Sugar Capsules

The Rongrun Vitamin Sugar Capsules contain bitter melon, hawthorne fruit, propolis, cactus, Vitamin E, and oil extract from corn endosperm, and aims to reduce the onset of cardiovascular disease and fatigue, and promote healthy aging. Propolis, which is a resinous substance that bees collect from tree buds or other botanical sources and used as a sealant in the hive, has long been used in Chinese traditional medicine for the relief of inflammations, viral diseases, ulcers, and superficial burns or scalding. This product accounted for approximately 18% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Rongrun Intestine Cleansing Capsules

The Rongrun Intestine Cleansing Capsules contain shisonin, black currant, Vitamin E, and oil extract from corn endosperm. Shisonin (perilla frutescens), or wild red basil, has long been harvested in China for its medicinal properties. These capsules are intended to lower blood lipid levels in order to reduce the likelihood of brain and heart vessel related diseases, to provide nutrition for the brain and the optic nerve, to strengthen the immune system, and to promote a healthy aging process. This product accounted for approximately 15% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Rongrun Artery Cleansing Capsules

The constituent ingredients of the Rongrun Artery Cleansing Capsules are gingko, hawthorn fruit, Vitamin E, and oil extract from corn endosperm. Ginkgo extract may have three effects on the human body: it may improve blood flow (including microcirculation in small capillaries) to most tissues and organs; it may protect against oxidative cell damage from free radicals; and it may block many of the effects of platelet-activating factor (platelet aggregation, blood clotting) that have been related to the development of a number of cardiovascular, renal, respiratory and central nervous system diseases are intended to reduce the level of cholesterol built-up in the arteries in order promote healthier heart and brain functions and to decrease the likelihood of heart attacks and strokes. This product accounted for approximately 13% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Rongrun Royal Jelly Extract

Royal Jelly is a honey bee secretion that is used in the nutrition of the bee larvae, and has been used as part of traditional Chinese medicine since the early first century. Royal Jelly is a rich source of complete protein, containing all the essential amino acids, as well as essential fatty acids, minerals and vitamins, particularly pantothenic acid (B-5) and pyridoxine (B-6). Royal Jelly also contains collagen; lecithin; and vitamins A, C, D and E. Additionally, Royal Jelly contains several other compounds that have been shown to help lower cholesterol. Another component in Royal Jelly, 10-Hydroxy-2-Decenoic Acid (10-HDA), is being studied for its immuno-regulatory and anti-cancer properties. While Royal Jelly is widely available commercially, Weikang’s Rongrun Royal Jelly Extract is distinguished from the competition by its enhanced concentration of 10-HDA. Weikang introduced its Royal Jelly product in 2007. This product accounted for approximately 13% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Rongrun Kidney Boost Tonic

Another product that Weikang introduced in 2007 is Rongrun Kidney Boost Tonic, which contains various traditional Chinese herbs including ginseng, dioscorea and cistanche salsa. All of the components in our tonic have been used for centuries in China to strengthen and promote healthy kidney functions. A tenet of traditional Chinese medicine is that a strong kidney attributes to strong “qi”, which translates into strong bones, sharp vision, clarity of hearing, and healthy organs, while unhealthy kidneys are responsible for weak “qi” as manifested by physical weakness, low energy level, mental deficiency, high blood pressure and reduced sex drive. This product accounted for approximately 13% of Weikang’s total sales in 2007, based on pro forma sales numbers for Weikang assuming the acquisition took place on January 1, 2007.

Product Development

We had two new products developed as of December 31, 2007: 10-hydroxy-2-decylenic acid, commonly known as 10-HDA, in gel capsule and in powder formats. 10-HDA has been promoted as having anti-cancer properties and used in the treatment of radiation damages and angiocardiopathy. Our products have been approved by the Heilongjiang Department of Health, although we have not yet begun production as of the date of this annual report.

Our Distribution Methods

Since Weikang first launched its products from its home base of Heilongjiang Province in May 2006, we have extended our sales and distribution network to the national capital of Beijing as well as to four provinces, namely: Anhui, Hebei, Henan and Jiangsu. Currently, we only sell to wholesale dealers, who then distribute our products to their customers such as local retail stores and pharmacies. Weikang will continue to identify and establish business relationship with more wholesale vendors across China in order to strengthen our distribution network.

We recognize the importance of branding as well as packaging. All of Weikang’s products bear a uniform brand but have specialized designs to differentiate the different categories of Weikang's products. Additionally, Weikang conducts promotional marketing activities to publicize and enhance its image as well as to reinforce the recognition of its brand name, which includes: (1) organizing cooperative promotional activities with distributors; (2) conducting product informational meetings with distributors; and (3) creating sales incentive programs such as rebates for distributors.

Dependence on Major Customers

For the year ended December 31, 2007, approximately 97% of the Company's total net revenues were generated by five customers, Weikang Pharmaceutical Group Co., Ltd. (26%), Mr. Zhiming Xun who is our Anhui distributor (21%), Ms. Min Wu who is our Jiangsu distributor (19%), Mr. Lei Shi who is our Henan distributor (16%) and Ms. Yumei Chen who is our Hebe distributor (14%). The loss of any and/or all of these customers could have a material adverse effect on our business.

Our largest customer, Weikang Pharmaceutical Group Co., Ltd., is owned by Mr. Yin Wang, our current chief executive officer and chairman of the board of directors. Mr. Wang was also a shareholder of Heilongjiang Weikang Bio-Technology Group Co., Ltd., our Chinese operating company, before the company was acquired by Sinary.

Competition

Although we presently do not have any direct competitors in the PRC due to the uniqueness of most of our products, competitive products are available on the marketplace that offer features similar to those of our products. For example, Jinwanxia Technology Development Co., Ltd., a subsidiary of the state-owned pharmaceutical conglomerate Heilongjiang Pharmaceutical Group Holding Co., Ltd., distributes a line of bee-derived products which potentially compete with Weikang’s Royal Jelly Extract. China’s health supplements industry is highly fragmented and competitive, and companies such as Jinwanxia have greater financial, marketing and technical resources than us. Additionally, there can be no assurance that one or more of these companies will not develop products that compete directly with, and are equal or superior to, our products. Nevertheless, we believe that we can maintain and increase our market position through our strong R&D capability, unique products, growing sales network and competitive prices.

Sources and Availability of Raw Materials and Our Principle Suppliers

Our principal raw materials are the various vitamins, minerals, and herbal compounds and extracts used in its products, many of which are staples in traditional Chinese pharmacology. Our principal suppliers include Hebei Baoen Bio-Technology Co., Ltd. (for extracts of grape seed, Barbary wolfberry and hawthorn berry), Xuchang Yuanhua Bio-Technology Co., Ltd. (for shisonin extracts) and Shijiazhuang South Wind Rihua Co., Ltd. (for plant oil extracts). The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. We have no long term agreements with our suppliers, and purchase raw materials on a purchase order basis. Our management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. Our suppliers are meeting our supply requirements, and we believe our relationships with our suppliers are stable.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect its intellectual property and brand. As a part of their employment with Weikang, each employee agrees to abide by the confidentiality provisions set forth in Weikang’s employee procedure guide. We currently have a trademark application pending before the PRC Trademark Office for the Chinese characters which English transliteration is “Rongrun”. We have also submitted trademark applications for the Chinese characters which English transliterations are “Weikang” and “Shenqi”. The examination process is expected to take up to three years to complete.

Health and nutritional supplements manufacturers may at times be involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC is uncertain and evolving and could involve substantial risks to us.

Government Approval and Regulation of Our Principle Products

General PRC Government Approval

Weikang currently has the requisite approval and licenses from the Heilongjiang Provincial Government and the Heilongjiang Office of the State Administration for Industry and Commerce to manufacture, process and distribute health supplements in pill and tonic forms.

Compliance with Circular 106 and the 2006 M&A Regulations

On May 31, 2007, China’s State Administration of Foreign Exchange (“SAFE”) issued an official notice known as “Circular 106”, which requires the owners of Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China. Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors” (the “2006 M&A Regulations”), issued jointly by Ministry of Commerce (“MOFCOM”), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE in September 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity is used as consideration.

Because Sinary was not established by the owners of Weikang and because Sinary and Weikang are owned by unrelated parties, the two companies did not have any direct or indirect connection until Sinary’s acquisition of Weikang. Sinary acquired Weikang for cash, rather than equity, consideration. Sinary’s sole stockholder (immediately prior to the share exchange transaction with Expedition Leasing) is not a “domestic person” as defined under Circular 106. Accordingly, Sinary is not a “special purpose company” as defined in Circular 106 and Sinary’s acquisition of Weikang is not a “round trip” investment transaction. As such, Circular 106 and the provisions of the 2006 M&A Regulations relating to special purpose companies are not implicated. Sinary’s acquisition of Weikang is a pure cross-border merger and acquisition transaction governed by and permitted under the 2006 M&A Regulations, and Weikang was accordingly approved and issued a business license as a FIE by the Heilongjiang Provincial Government and the Heilongjiang Office of the State Administration for Industry and Commerce, respectively.

Costs and Effects of Compliance with Environmental Laws

We are subject to certain requirements and potential liabilities under national, regional and municipal environmental laws, ordinances and regulations in the PRC (collectively the “Environmental Laws”). We may generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs relating to compliance with the Environmental Laws. Although we may incur remediation and other environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on our operations or financial condition.

Research and Development

We are committed to quality research and development (R&D). We focus on the development of new products and the improvement of existing products. Our R&D team is led by Dr. Zhengbin Xu, M.D., who has over 40 years of clinical and research experience in traditional Chinese herbs and in nutrition, and who has published 56 scientific articles in international and domestic journals. Dr. Xu’s prior professional affiliations include the Chinese Medicine Research Bureau (as Vice Director of Research and Development), Heilongjiang Province Chinese Medicine Co., Ltd. (as General Manager), and the Chinese Medical Association (as Vice President).

Other members of our R&D team include: (i) Mr. Hongbin Cui, who is an Executive of Harbin Medical School’s Public Health Institute with over 20 years of research experience in dermatology and nutrition; (ii) Mr. Zuo Zhang, Vice President and Chief Pharmacist of Harbin Medical School Hospital, and an executive of Heilongjiang Province Medical Association; (iii) Mr. Hua Shi, Vice Administrator of Heilongjiang Province Health Quality Control Bureau and a health supplements expert; (iv) Mr. Bingchun Wu, who is a former Executive of Heilongjiang Province Chinese Medicine Research Association; and (v) Mr. Huisheng Qin, M.D., Ph.D., who has over 20 years experience as a surgeon, professor and scientist and knowledge in neurobiology, molecular cell biology, pathology, pharmacology and nutritional science.

For fiscal year 2007, we had approximately $4,310 in R&D expenses.

Our Employees

As of December 31, 2007, we had 310 employees, 305 of which were full time employees, including 155 on the administration staff and 150 on the production staff. We have not experienced a work stoppage since Weikang’s inception and do not anticipate any work stoppage in the foreseeable future. Our management believes that relations with our employees are good.

Our Principal Executive Offices

Our principal executive office is located at Economic & Technology Development Zone, Chengxu Village, Shuangcheng Town, Shuangcheng City, Heilongjiang Province, People's Republic of China. Our telephone number is (86) 0451-88355530.

Reports to Security Holders

We file reports including our annual report, information statements as well as other reports required of publicly held companies with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the Commission at its' Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices and manufacturing facility are located approximately 42 kilometers south of the provincial capital Harbin, in the Economic and Technology Development Zone in the City of Shuangcheng. The land underlying our facility is approximately 9.63 acres in size, and we acquired the land use rights for this property in 2005. The facility includes two work shops, an administrative office building, a warehouse and cafeteria building, all of which are owned by us. We acquired the land use rights and the buildings of the facility from the Shuangcheng Municipal Government pursuant to an agreement in 2005, under which we agreed to renovate and utilize the site and existing buildings and structures for our health supplements business. In return, we were exempted from certain municipal fees during our renovation efforts, and we are also exempted from income tax for three years.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Expedition Leasing’s common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol “EXDG.OB”. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for Expedition Leasing’s common stock as reported on the OTCBB since the Company’s inception. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2007
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

2006
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00

As of March 31, 2008, there were approximately 38 stockholders of record of our common stock.

Dividends

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board may deem relevant.

Equity Compensation Plan Information

We currently do not have any effective equity compensation plans.

Recent Sales of Unregistered Securities

Share Exchange Transaction

Pursuant to the exchange agreement entered into on December 7, 2007, by and among by and among by and among Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation, and the sole holder of 100% of Sinary’s issued and outstanding common stock, on the one hand, and Expedition Leasing and certain of our common stock holders who collectively held a majority of our issued and outstanding common stock, on the other hand, we issued 24,725,200 shares of our common stock to Sinary’s sole stockholder, in exchange for 100% of Sinary’s common stock. The issuance of these shares was exempt from registration in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) Sinary’s sole stockholder confirmed to us that she was either an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) Sinary’s sole stockholder was provided with certain disclosure materials and all other information requested with respect to our company; (d) Sinary’s sole stockholder acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificate representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Other Issuances of Unregistered Common Stock

Common Stock Issuance to Edwin McGusty

On May 12, 2004, we issued 20,000,000 shares of our restricted common stock to Edwin McGusty, the founder of Expedition Leasing, at a share price of $.00001, for consideration of $200. We completed this offering pursuant to Section 4(2) of the Securities Act. The 20,000,000 shares of common stock were restricted shares, as defined in the Securities Act, and were endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

Common Stock Issuance to Jerry Keller

On January 26, 2006, we issued 10,000 shares of our restricted common stock to Jerry Keller in exchange for Mr. Keller’s service as our president. This stock was valued at $100 based upon the prior price of $.01 per share for stock sold to investors in our 2005 common stock offering. We completed this offering pursuant to Section 4(2) of the Securities Act. The 10,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

Common Stock Issuance to Bush Ross, P.A.

On June 14, 2006, we issued 100,000 shares of our restricted common stock to Bush Ross, P.A., our legal counsel at the time in securities matters, as partial payment for services rendered in connection with our SEC filings. These services were valued at $25,000 based upon the prior price of $0.25 per share for stock sold to investors. We completed this offering pursuant to Section 4(2) of the Securities Act. The 100,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Expedition Leasing, Inc. was originally incorporated on May 12, 2004 in the State of Florida. As a result of the share exchange transaction that was completed on December 7, 2007 and described more fully above in Item 1of this annual report, Sinary  Bio-Technology Holdings Group, Inc., became our wholly owned subsidiary and our new operating business. Sinary was incorporated under the laws of the State of Nevada on August 31, 2007 and is the registered owner of 100% of the registered capital of Weikang Bio-Technology Group Co., Ltd., a PRC limited liability company through which Sinary conducts all of its business operations. Weikang is engaged in research, development, manufacturing and sales of health and nutritional supplements in China and was registered as a foreign invested enterprise (FIE) on November 9, 2007 by the Heilongjiang Office of the State Administration for Industry and Commerce (the “Heilongjiang SAIC”) following the approval of the Heilongjiang Provincial Government (Please see the risk factors concerning the acquisition of Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 13.)

Significant Accounting Policies

Our management's discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our combined financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of Presentation on Principle of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary, from the date of Sinary’s acquisition of Weikang. All significant inter-company accounts and transactions have been eliminated in consolidation.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from 3 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-6 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".
Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the four months ended December 31, 2007 included net income and foreign currency translation adjustments.

Recent Accounting Announcements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Year Ended December 31	2007		2006
	$	% of Sales	$	% of Sales
Sales	823,602		N/A	N/A
Cost of sales	390,523	47%	N/A	N/A
Gross profit	433,079	53%	N/A	N/A
Operating expenses	229,622	28%	N/A	N/A
Income from operations	203,457	25%	N/A	N/A
Other expenses	(653,844)	(79%)	N/A	N/A
Net loss	(450,387)	(55%)	N/A	N/A

Weikang is our only operating business. Because Sinary’s acquisition of Weikang was completed on November 7, 2007, when Weikang was approved as a FIE and Sinary as the registered owner of 100% of Weikang’s registered capital, we can only include two months of Weikang’s operating results in our consolidated financial statements for fiscal 2007, measured from the time Sinary’s acquisition of Weikang was completed. Thus, the numbers reported above are those of Weikang for November and December 2007, as neither Sinary nor Expedition Leasing has any operating business. We recorded a net loss of $450,387 as a result of a one-time expense of $650,000 paid in connection with our share exchange transaction with Sinary in December 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash and cash equivalents of approximately $117,240, other current assets of approximately $3.32 million and current liabilities of approximately $8.30 million. Negative working capital amounted to $4.87 million at December 31, 2007. The ratio of current assets to current liabilities was 0.41-to-1 at the year ended December 31, 2007. The negative working capital and 0.41-to-1 ratio of current assets are primarily related to: (1) the advance from the owners of Weikang for the payment of $650,000 in connection with the December 2007 share exchange transaction with Sinary, and (2) other payable of approximately $7,620,000 that Sinary will pay to the owners of Weikang on or before August 9, 2008, which is non-interest bearing.

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2007:

2007
Cash provided by (used in):
Operating Activities	$(241,190)
Investing Activities	(279,933)
Financing Activities	70,693

We believe we have sufficient cash to continue our current business throughout 2008 due to increased sales revenue and net income. We do not believe that we will be required to make any material capital expenditures in 2008.

We do not anticipate any additional material research and development expenses during the next 12 months.

We do not believe that inflation had a significant negative impact on our results of operations during 2008.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

As of December 31, 2007, we had no fixed contractual obligations and commitments.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Related Party Transactions

For a description of our related party transactions, please see Item 12 of this Annual Report entitled “Certain Relationships and Related Transactions, and Director Independence”.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $196,432 in fiscal 2007, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

2007

Balance sheet items, except for the registered and paid-up capital, as of December 31	USD 0.137:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period August 31, 2007 (inception) to December 31, 2007	USD 0.135:RMB1

RISK FACTORS

Factors Affecting Business, Operating Results and Financial Condition

You should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Although Weikang commenced operations in 2005, the company was a developmental stage company until May 2006 when it began selling its products. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies such as ours  in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position in the health supplements business in China;

•	offer new and innovative products to attract and retain a larger customer base;

•	attract additional customers and increase spending per customer;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may need additional financing to execute our business plan.

The revenues from the production and sale of health supplements products and the projected revenues from these products may not be adequate to support our expansion and product development programs. We may need substantial additional funds to build new production facilities, pursue further research and development, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights. We may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all of our rights to the related technology or products.

There are no assurances that future funding will be available to us on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our certificates, permits, and licenses are subject to governmental control and renewal, and Weikang will not be able to operate if they are not maintained.

Weikang has attained the certificates, permits, and licenses required for the manufacturing, processing and distribution of health supplement products in the PRC. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

Our profitability will be adversely affected if we lose preferential tax treatment.

Weikang is exempt from income tax for a period of three years. The preferential tax concession was granted by the Shuangcheng Municipal Government and is set to expire in 2008, and there is no assurance that the preferential treatment can be renewed or if another similar tax concession may be granted. Weikang’s tax liabilities will increase and its profits may accordingly decline once the current income tax exemption expires.

We cannot guarantee the protection of our intellectual property rights.

To protect the reputation of our products, we have applied for registration of our trademarks in the PRC where our sole operating business is located. Please refer to the paragraph headed “Intellectual Property” in the Business section of this current report on page 4.

Presently, all of our products are sold under the brand name “Rongrun”. Since we launched our products in May 2006, we have not experienced any infringements of such trademark for sales of health supplement products. However, there is no assurance that there will not be any infringement of our brand name or other trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amount of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plan.

We rely on a few suppliers and any disruption with our suppliers could have an adverse effect on our business.

We have developed good working relationships with a limited number of suppliers for our raw materials that are otherwise generally available. Although we believe that alternative suppliers are available to supply materials, should any of these suppliers terminate its business arrangements with us or increase the prices of materials supplied by these suppliers, it could delay product shipments and adversely affect our business operations and profitability.

We are subject to the environmental protection laws of the PRC, which may result in restrictions on our operations or liabilities for pollution.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC”, as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

We may suffer as a result of product liability or defective products.

We may produce products which, despite proper testing, inadvertently have an adverse pharmaceutical effect on the health of individuals. The existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize our some products. We currently are not aware of any existing or anticipated product liability claims with respect to our products.

There are no conclusive studies regarding the medical benefits of nutritional supplements.

We currently manufacture, market and distribute seven products: (1) Rongrun Youth Keeping Capsules; (2) Rongrun Energy Keeping Capsules; (3) Rongrun Vitamin Sugar Capsules; (4) Rongrun Intestine Cleansing Capsules; (5) Rongrun Artery Cleansing Capsules; (6) Rongrun Royal Jelly Extract; and (7) Rongrun Kidney Boost Tonic. Some of the ingredients in our current products (and we anticipate in our future products) are vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. We could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

The manufacture and distribution of nutritional supplements could result in product liability claims.

We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While we may obtain product liability insurance in the future, we may not be able to obtain such insurance at a reasonable cost, or, if available, cannot assure that it will be adequate to cover liabilities. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Adverse publicity due to unfavorable research findings in connection with our products could adversely affect our sales and financial condition.

We believe the growth experienced by the nutritional supplement market is based in part on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary.

In the future, scientific research and/or publicity may not be favorable to the nutritional supplement market or any particular product, or may be inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on our operations and financial condition. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations.

Risks Related to Our Corporate Structure

If we are unable to timely remit the purchase price for the acquisition of Weikang, the approval and designation of Weikang as a foreign investment enterprise and Sinary as the 100% owner of Weikang may be revoked, and the acquisition of Weikang may be deemed void.

Pursuant to the Transfer Agreement, Sinary agreed to acquire 100% of the equity interests of Weikang from its owners for RMB 57 million (the “Acquisition Price”). Under applicable PRC regulations, the acquisition is deemed completed as of November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce issued a business license to Weikang as a foreign invested enterprise, with Sinary as the 100% owner of Weikang’s registered capital, after approval of the acquisition by the Heilongjiang Provincial Government on November 6, 2007. Sinary has three months from the Issuance Date to remit the Acquisition Price, under the payment term of the Transfer Agreement and in accordance with the requirements of applicable PRC regulations. Sinary may seek an extension for up to an additional nine months to remit the Acquisition Price, subject to governmental approval. If we are unable to remit the Acquisition Price within three months from November 9, 2007, we cannot guarantee that we will be able to secure the necessary governmental approval for an extension, nor can we determine, at this time, the length of the extension we may receive assuming that we are able to secure the necessary governmental approval. In the event that we are unable to timely remit the Acquisition Price, the Heilongjiang Provincial Government and Heilongjiang Office of the State Administration for Industry and Commerce may revoke the approval and license of Weikang as a foreign invested enterprise, and Sinary as the 100% owner of Weikang, thereby voiding the acquisition. In the event that the acquisition is voided, we will not be the owner of any equity interests in Weikang, and as a result, Weikang will no longer be our operating business. Should this occur, we may seek to acquire the equity interests of Weikang through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

PRC laws and regulations governing our business are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entity, Weikang. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from Weikang. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. Our revenue is based entirely on that generated by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

In the event the acquisition of Weikang is voided, the price of our common stock may be dramatically and adversely impacted.

From and after the Closing of the Share Exchange Transaction, Weikang is our only operating business, from which all of our revenues are derived. Although Sinary’s acquisition of Weikang is deemed completed as of November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce issued a license, following approval of the acquisition transaction from the Heilongjiang Provincial Government, that designates Weikang as a foreign invested enterprise and Sinary as the 100% owner of Weikang’s registered capital, Sinary has not yet remitted the acquisition price for Weikang (the “Acquisition Price”) as of the date of this current report. While we have three months from the Issuance Date to remit the Acquisition Price, and may seek an extension of up to an additional nine months subject to government approval, there is no guarantee that we will be able to do so in a timely manner. If we are unable to timely remit the Acquisition Price pursuant to the Transfer Agreement and in accordance with applicable PRC regulations, the acquisition of Weikang may be voided. As a result, we will not own of any equity interests in Weikang, and Weikang will no longer be our operating business. Should this occur, our revenues will be negatively impacted, as we will have to exclude those of Weikang, which, in turn, may cause a dramatic decrease the price of our common stock.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings from our operations.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Current Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by a single stockholder.

As a result of the share exchange transaction with Sinary, the Sinary Stockholder currently owns approximately 98% of our outstanding common shares, representing approximately 98% of our voting power. This stockholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the principal stockholder, elections of our board of directors will generally be within the control of this stockholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal stockholder. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Sinary Stockholder. There can be no assurances that matters voted upon by the Sinary Stockholder will be viewed favorably by all shareholders of our company.

The elimination of monetary liability against our directors, officers and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in pharmaceutical and agricultural markets;

•	changes in the economic performance or market valuations of other pharmaceutical companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from a proposed offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements commence on the following page.

EXPEDITION LEASING, INC.
AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders
Expedition Leasing, Inc.

We have audited the balance sheet of Expedition Leasing, Inc., and Subsidiaries. (the “Company”) as of December 31, 2007, and the related statements of operations, shareholders equity and cash flows for the period from inception (August 31, 2007) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the period from inception (August 31, 2007) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 31, 2008

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$117,240
Accounts receivable	25,711
Advance to suppliers	73,033
Inventories	199,160
Other receivables	66,082
Due from management	2,818,265
Due from related parties	135,777

Total current assets	3,435,268

CONSTRUCTION IN PROGRESS	275,832

PROPERTY AND EQUIPMENT, net	3,771,188

NONCURRENT ASSETS
Intangible assets	538,355
Deferred tax asset	27,726

Total noncurrent assets	566,081

TOTAL ASSETS	$8,048,369

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$24,417
Other payables	7,627,907
Advance from management	650,000

Total current liabilities	8,302,324

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, $.00001 par value; authorized shares 100,000,000; issued and outstanding 25,229,800 shares	252
Paid in capital	(252)
Statutory reserve	19,961
Accumulated other comprehensive income	196,432
Accumulated deficit	(470,348)

Total stockholders' deficiency	(253,955)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$8,048,369

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FROM INCEPTION( AUGUST 31, 2007) To DECEMBER 31, 2007

Net sales	$823,602

Cost of goods sold	390,523

Gross profit	433,079

Operating expenses
Selling expenses	37,035
General and administrative expenses	192,587

Total operating expenses	229,622

Income from operations	203,457

Non-operating income (expenses)
Interest income	1,169
Financial expense	(1,443)
Other expenses	(653,570)

Total non-operating expenses	(653,844)

Net Loss	(450,387)

Other comprehensive item
Foreign currency translation	196,432

Comprehensive loss	$(253,955)

Basic and diluted weighted average shares outstanding	24,822,865

Basic and diluted net earnings per share	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
FROM INCEPTION (AUGUST 31, 2007) TO DECEMBER 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,269
(Increase) decrease in current assets:
Accounts receivable	(15,640)
Other receivables and advances to suppliers	166,588
Inventories	85,680
Increase (decrease) in current liabilities:
Accounts payable	(63,572)
Other payables and accrued liabilities	(5,172)
Value added tax payable	(3,956)

Net cash used in operating activities	(241,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(10,212)
Construction in progress	(269,721)

Net cash used in investing activities	(279,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from management	181,061
Due from related parties	(110,368)

Net cash provided by financing activities	70,693

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	7,130

NET DECREASE IN CASH & CASH EQUIVALENTS	(450,430)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	560,540

CASH & CASH EQUIVALENTS, END OF YEAR	$117,240

Supplemental Cash flow data:
Income tax paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FROM INCEPTION (AUGUST 31, 2007) TO DECEMBER 31, 2007

	Common stock
	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Accumulated Deficit	Total

Balance at August 31, 2007	24,725,200	$247	$(247)	$-	$-	$-	$-

Recapitalization on reverse acquisition	504,600	5	(5)	-	-	-	-

Net loss	-	-	-	-	-	(450,387)	(450,387)

Transfer to statutory reserves	-	-	-	19,961	-	(19,961)	-

Foreign currency translation gain	-	-	-	-	196,432	-	196,432

Balance at December 31, 2007	25,229,800	$252	$(252)	$19,961	$196,432	$(470,348)	$(253,955)

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Expedition Leasing Inc. (the “Company” or “EXDG”) was originally incorporated on May 12, 2004 in the State of Florida. The Company is engaged in the development, manufacture and distribution of health and nutritional supplements through its wholly owned operating subsidiary in China.

The Company entered into an exchange agreement with Sinary Bio-Technology Holdings Group, Inc. (“Sinary”) and its sole shareholder (the “Sinary Stockholder”) on December 7, 2007, pursuant to which the Company issued 24,725,200 shares of its common stock to the Sinary Stockholder in exchange for all of the issued and outstanding common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered an aggregate of 24,725,200 shares of EXDG common stock held by them to the Company for cancellation. As a result, the Sinary Stockholder currently owns 98% of the Company. From and after the Closing Date, Sinary became wholly owned subsidiary of the Company.

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the stockholders of Heilongjiang Weikang Biotech Group Co., Ltd. (“Weikang”), a limited liability company in the People's Republic of China (“PRC” or “China”), to acquire 100% of the equity interests of Weikang for the sum of 57 million Renminbi (“RMB”), or approximately 7.6 million US dollars.

Weikang was incorporated in the Heilongjiang Province, People’s Republic of China on March 29, 2005, and formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. (“Weikang Bio-Engineering”). Weikang is engaged in development, manufacture and distribution of health and nutritional supplements in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary, from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from 3 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-6 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years (see Note 7).

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2007, there were no significant impairments of its long-lived assets.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

VAT on sales and VAT on purchases was approximately $140,000 and $8,300 for the four months ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the four months ended December 31, 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".
Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the four months ended December 31, 2007 included net income and foreign currency translation adjustments.

Basic and Diluted Earning Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company's assets are located in the PRC.

Research and Development

Research and development costs are related primarily to the Company developing its new health care products. Research and development costs are expenses as incurred. For the four months ended December 31, 2007 the research and development expense was $0.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15,
2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

3. INVENTORIES

Inventories at December 31, 2007 were as follows:

Raw materials	$136,010
packing materials	28,258
Finished Goods	34,892
Total	$199,160

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2007:

Building	$2,736,841
Building improvements	508,184
Production equipment	482,062
Office furniture and equipment	24,193
Vehicles	63,894
3,815,174
Less: Accumulated depreciation	(43,986)
$3,771,188

Depreciation expense for the four months ended December 31, 2007 was $43,387.

5. OTHER RECEIVABLES

Other receivables represent cash advances to employees and sales representatives for normal business purposes such as advance for traveling expense.

6. RELATED PARTY TRANSACTIONS

Due from Weikang’s Management

Due from management represents payments received by Weikang’s management on behalf of Weikang from Weikang’s dealers net of payments made for purchases made by the management on behalf of Weikang.  The transactions were recorded in the officer’s personal bank account. During the four months ended December 31, 2007, $687 sales receipts were deposited into the officer’s personal bank cards, and $608,503 purchase payments were made from the same bank cards.

Due from Related Party

Due from related party represents accounts receivable arising from sales made to a related company owned by the Company’s chief executive officer and chairman of the boar of directors who is also a shareholder of Weikang prior to its acquisition by Sinary. As of December 31, 2007, due from this related party was $135,777. Sales to this related party during the four months ended December 31, 2007 was $91,917.

Sales to Related Party

During the four months ended December 31, 2007, the Company made sales to another related company owned by the shareholder of Weikang in the amount of $213,495, the receivables from this related party was $0 as of December 31, 2007.

Advance from Weikang’s Management

Advance from management represents the payment made by Weikang’s management in connection with the share exchange transaction of the Company with Sinary and the Sinary Stockholder on December 7, 2007.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

7. INTANGIBLE ASSETS

Intangible assets mainly consist of land use right. All land in the PRC is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization expense for four months ended December 31, 2007 was $1,882. Amortization expense for the next five years is as follows: $11,500, $11,500, $11,500, $11,500 and $11,500 respectively.

8. MAJOR CUSTOMERS AND VENDORS

Five major customers who are dealers of the Company accounted for 97% of the Company’s net revenue for four months ended December, 2007. Each customer accounting for about 26%, 21%, 19%, 16% & 14% of the sales, of which, one was the related party owned by the shareholder of Weikang accounted for about 26% of the total sales. At December 31, 2007, the total receivable balance due from these five customers was $0.

Seven vendors provided 100% of the Company’s purchase of raw materials for four months ended December 31, 2007. The Company did not have accounts payable to these vendors at December 31, 2007.

9. OTHER PAYABLES

Other payables mainly consisted of the purchase price of approximately $7,620,000 that Sinary will pay to Weikang’s shareholder within one year for the acquisition of Weikang. This payable doesn’t bear any interest.
10. ACQUISITON OF WEIKANG

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Weikang to acquire 100% of the equity interests of Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars (the “Acquisition Price”).

The operating results of Weikang are included in the accompanying consolidated statements of operations from the acquisition date. For convenience of reporting the acquisition for accounting purposes, October 31, 2007 has been designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair values are based on third-party valuation. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $595,000. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

Cash	$559,656
Accounts receivable	9,611
Advance to suppliers	250,474
Other receivables	45,979
Inventory	278,933
Due from related parties	2,821,307
Property and equipment	3,712,847
Intangible assets	526,872
Deferred tax asset	27,039
Accounts payable	(86,663)
Advances from related party	(513,223)
Other current liabilities	(12,511)
Purchase price	$7,620,321

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

The intangible asset, which is principally land rights, is being amortized over 50 years.

The pro forma financial information of the consolidated operations of the Company as if the acquisition of Sinary and Weikang had occurred as of the beginning of the periods presented is provided below:

For the year ended December 31, 2006			Pro forma		Pro forma
	Sinary	Weikang	Adjustments		Consolidated

Net Revenue	$-	$2,487,148	$-		$2,487,148

Cost of Revenue	-	1,201,858	-		1,201,858

Gross Profit	-	1,285,290	-		1,285,290

Operating expenses:
Selling expenses	-	13,434	-		13,434
General and administrative expenses	-	210,562	(5,492)	(a)	205,070

Total operating expenses	-	223,996	(5,492)		218,504

Income from operations	-	1,061,294	5,492		1,066,786

Non-operating income (expenses):
Other expense	-	(4,458)	-		(4,458)
Interest income	-	3,556	-		3,556
Interest expense	-	-	-		-

Total non-operating expenses	-	(902)	-		(902)

Income before income tax	-	1,060,392	5,492		1,065,884

Net income (loss)	$-	$1,060,392	$5,492		$1,065,884

a) Pro forma adjustment is to record additional amortization for the increase in basis of the land use rights of $5,443 and decreased depreciation for the decrease in basis of the fixed assets of $10,935 as a result of the purchase.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

For the year ended December 31, 2007			Pro forma		Pro forma
	Sinary	Weikang	Adjustments		Consolidated

Net Revenue	$-	$4,160,947	$-		$4,160,947

Cost of Revenue	-	2,015,261	-		2,015,261

Gross Profit	-	2,145,686	-		2,145,686

Operating expenses:
Selling expenses	-	45,647	-		45,647
General and administrative expenses	-	646,845	(24,648)	(b)	622,197

Total operating expenses	-	692,492	(24,648)		667,844

Income from operations	-	1,453,194	24,648		1,477,842

Non-operating income (expenses):
Other expense	(650,000)	(3,496)	-		(653,496)
Interest income	-	1,149	-		1,149
Interest expense	-	-	-		-

Total non-operating expenses	(650,000)	(2,347)	-		(652,347)

Income (loss) before income tax	(650,000)	1,450,847	24,648		825,495

Net income (loss)	$(650,000)	$1,450,847	$24,648		$825,495

b) Pro forma adjustment is to record additional amortization for the increase in basis of the land use rights of $5,439 and decreased depreciation for the decrease in basis of the fixed assets of $30,087 as a result of the purchase.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

11. INCOME TAXES

Weikang is exempt from income tax for three years from 2006 through 2008. Net income for the period since inception of Sinary to the year ended December 31, 2007 would have been lower by $66,000 if Weikang was not exempt from income taxes.

Sinary had net operating loss of approximately $650,000 at December 31, 2007. A 100% valuation allowance has been established due to the uncertainty of its realization.

Weikang is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 33% on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the period since inception of Sinary to the year ended December 31, 2007:

2007

US statutory rates	34%
Tax rate difference	(1%)
Effect of tax holiday	(33%)

Tax per financial statements	-

12. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company transferred $19,961 to this reserve for the four months ended December 31, 2007.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for the four months ended December 31, 2007.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Pursuant to the "Circular of the Ministry of Finance (MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, companies transferred the balance of Statutory Common Welfare Fund (SCWF) as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF was charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2005, the Company did not have a deficit in the SCWF.

13. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

14. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss and a stockholders’ deficit which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through December 31, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.

Loss for the period includes a one time non-recurring expense of $650,000 relating to the share exchange transaction with Sinary. Sinary acquired Weikang on October 25, 2007, and accordingly, only two months of Weikang’s operating results has been included in the consolidated financial statements. Weikang has been profitable historically, and for the two month ended December 31, 2007, Weikang had net income of approximately $200,000. The management believes Weikang will continue to be profitable and generate sufficient cash to fund the Company’s operations.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As described in full detail in our Current Report on Form 8-K filed on April 11, 2008, which is incorporated herein by reference, on April 17, 2008, our board of directors elected to dismiss Pender Newkirk & Company LLP, Certified Public Accountants (“Pender Newkirk”) as its independent registered public accounting firm and also elected to engage Goldman Parks Kurland Mohidin-GPKM LLP (“GPKM”) as its new independent accountant. During the Company’s fiscal year ended December 31, 2006, the subsequent interim periods, and through April 11, 2008, the date of the dismissal of Pender Newkirk, the Company did not have any disagreement with Pender Newkirk on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change independent accountants was approved by the Board of Directors.

ITEM 8A(T).  CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, our management identified significant deficiency in our accounting and finance personnel. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require substantial training and assistance in U.S. GAAP matters so as to meet with the higher demands of being a U.S. public company. In order to correct such deficiency, we are committed to hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Executive Officers and Directors

The following tables set forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Positions
Yin Wang	52	Chief Executive Officer and Chairman of the Board of Directors
Yanhua Liu	53	Chief Financial Officer, Secretary and Director
Wei Wang	54	Director
Guangxin Wang	27	Director
Yuanyuan Jing	29	Director
Weili Wang	57	Director

Yin Wang is the founder and Chairman of Weikang. Mr. Yin Wang has extensive clinical training and bio-medical research experience, having been a physician in China for over 30 years. From 1980 to 1982, Mr. Yin Wang served as the Director of the Surgical Department at the Harbin Geriatric Hospital. Thereafter, from 1982 until 2001, Mr. Yin Wang served as the Director of Harbin No. 2 Chinese Medical Hospital. Shortly thereafter, in 2002, he founded Weikang. Mr. Yin Wang is a graduate of Harbin Medical University, a prestigious and nationally recognized medical school in China.

Yanhua Liu has been Weikang’s Chief Accountant and Chief Financial Officer since 2005. Ms. Liu is well-versed in financial and accounting matters, having been a certified public accountant in China for over 20 years. Prior to joining Weikang, Ms. Liu was the Chief Financial Officer of Harbin Hexin Group Co., Ltd. from 2002 to 2005. Ms. Liu is a graduate of Heilongjiang Agricultural and Mechanical College with bachelor’s degree in finance.

Wei Wang has extensive business management experience, having been the Deputy General Manager in charge of Management and Distribution at Heilongjiang Weikang Pharmaceutical Co., Ltd. since its founding in 2002. Before then, Ms. Wang was the Sales Director at Harbin No. 8 Department Store. Ms. Wei is a graduate of Heilongjiang No. 2 Professional Technical School.

Guangxin Wang is presently a researcher with Heilongjiang University Software Institute, a position he has held since 2004. Mr. Guangxin Wang has a master’s degree in software engineering from Heilongjiang University, and has also pursued scholarship-based advanced studies in Japan.

Yuangyuan Jing has been the Administrative Director of Weikang since she joined the company in 2005. Ms. Jing has extensive administrative experience, having been the Chief Administrator of Huawai Technologies Co., Ltd., a global leading provider of next generation telecommunications networks, from 2002 to 2005. Ms. Jing has a master’s degree in international business from the University of International Business and Economics in Beijing.

Weili Wang has been a business entrepreneur for many years, both as the founder of Guandali Technology Group in China in 1992 and as a private consultant advising Chinese companies on foreign trading. After she immigrated permanently to the United States in 1999, Ms. Wang continued as a private entrepreneur conducting trades between the United States and China. Ms. Wang is a 1989 graduate of Beijing Foreign Language University with a bachelor’s degree in business.

Audit, Nominating and Compensation Committees

Due to our lack of operations and size, we have not designated an audit committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “EXDG.OB” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. Our board of directors acts as our audit committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other committees during fiscal 2007.

Our board believes that, considering our size and the members of our board, decisions relating to director nominations can be made on a case-by-case basis by all members of the board without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

The board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the board believes that it can adequately evaluate any such nominees on a case-by-case basis. The board will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Although the board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

We have not received any recommendations for a director nominee from any shareholder.

Code of Ethics

For the year ended December 31, 2007, we did not have formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of these reports or written representations from certain reporting persons, during the fiscal year ended December 31, 2007, and during the current fiscal year, Ying Wang, Yanhua Liu, Wei Wang, Guangxin Wang, Yuanyuan Jing and Weili Wang were not able to file their Form 3 within 10 days after they was elected or appointed an officer and/or director of the Company. In addition, Jerry Keller, a former officer and director, and Edwin A. McGusty, a former 10% owner, were not able to file their Form 4 within 2 business days after the closing of the share exchange transaction with Sinary on December 7, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jerry Keller, former	2007	-	-	-	-	-	-	-	0
president and treasurer (1)	2006	10,400	100	-	-	-	-	-	10,400

Yin Wang, current	2007	4,000	-	-	-	-	-	-	4,000
chief executive officer (2)(4)	2006	-	-	-	-	-	-	-	-

Yanhua Liu, current	2007	3,000	-	-	-	-	-	-	3,000
chief financial officer (3)(4)	2006	-	-	-	-	-	-	-	-

(1)
Mr. Jerry Keller became our sole executive officer as Expedition Leasing’s president and treasurer on August 31, 2004. Effective August 1, 2006, he was compensated $1,450 per month for his services. Mr. Keller was previously compensated $450 per month for his services. In addition to the foregoing, on January 26, 2006, we issued Mr. Keller 10,000 shares, initially valued at $0.01 each based upon the prior stock price to investors at that time, of our restricted common stock for his services as our president in 2005. These shares account for the dollar amount listed as a bonus in 2006. In connection with the closing of the share exchange transaction with Sinary on December 7, 2007, Mr. Keller resigned from all of his officer positions effective on that date.

(2)
Mr. Yin Wang became our Chief Executive Officer on December 7, 2007, at the closing of the share exchange transaction with Sinary. Mr. Wang’s compensation for the fiscal years ended December 31, 2007 and 2006 reflects compensation received from Weikang.

(3)
Mr. Yanhua Liu was appointed as our Chief Financial Officer effective December 7, 2007, at the Closing of the Exchange Agreement. Mr. Liu’s compensation for the fiscal year ended December 31, 2007 and 2006 reflects compensation received from Weikang.

(4)
Expressed in U.S. Dollars based on the average interbank exchange rate of RMB 7.31410 for each 1.00 U.S. Dollar for fiscal year ended December 31, 2007, and RMB 7.81750 for each 1.00 U.S. Dollar for fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2007.

Compensation of Directors

We did not pay any compensation to our directors for any services provided as a director during the year ended December 31, 2007. There are no other formal or informal understandings or arrangements relating to compensation.

Employment Agreements, Termination of Employment, and Change-in-Control Arrangements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned for (i) each stockholder known to be the beneficial owner of 5% or more of Expedition Leasing’s outstanding common stock, (ii) each current executive officer and director, and (iii) all current executive officers and directors as a group.

Common Stock Beneficially Owned
	Number of Shares beneficially owned (2)	Percentage of class beneficially owned after the Transaction (3)
Named executive officers and directors: (1)
Yin Wang	0	0
Yanhua Liu	0	0
Wei Wang	0	0
Guangxin Wang (4)	0	0
Yuanyuan Jing (5)	0	0
Weili Wang (6)	24,725,200	98%
All directors and executive officers as a group (6 persons)	24,725,200	98%

5% Shareholders: (1)
Weili Wang (6)	24,725,200	98%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: No. 365, Chengde Street, Daowai District, Harbin, Heilongjiang Province, People’s Republic of China.

(2)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)
Pursuant to the terms of the Exchange Agreement dated December 7, 2007, Expedition Leasing issued 24,725,200 common shares to the Sinary Stockholder equal to approximately 98% of the issued and outstanding common shares of Expedition Leasing as of the Closing Date of the Share Exchange Transaction. Immediately after the Closing of the Share Exchange Transaction, after giving effect to the cancellation of 24,725,200 common shares by the Expedition Leasing Shareholders pursuant to the terms of the Exchange Agreement, there are approximately 25,229,800 issued and outstanding shares of Expedition Leasing common stock. Percentage totals may vary slightly due to rounding.

(4)	Mr. Guangxin Wang’s address is: Heilongjiang University, Software Department, Room 400, 68 Xuefu Road, Nangang District, Harbin, Heilongjiang Province, People’s Republic of China.

(5)	Ms. Yuanyuan Jing’s address is: Beixing Education Zone B, Building 1, Unit 1101, Caoxi Road, Daowai District, Harbin, Heilongjiang Province, People’s Republic of China.

(6)	Ms. Weili Wang’s address is: 18138 Via Calma, Rowland Heights, California 91748.

Securities Authorized for Issuance under Equity Compensation Plan

We currently do not have any effective equity compensation plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Set forth below are our related party transactions and the related party transactions between our Chinese operating company, Weikang, and its shareholders, officers and/or directors as of December 31, 2007.

Share Exchange Agreement

On December 7, 2007, Expedition Leasing entered into a share exchange transaction pursuant to an exchange agreement by and among Sinary and its sole stockholder, on the one hand, and Expedition Leasing and the holders of a majority of the outstanding common shares of Expedition Leasing, on the other hand. Sinary owns 100% of Weikang, which is a foreign invested enterprise under the laws of the PRC.

On the closing of the share exchange transaction, we issued 24,725,200 shares of Expedition Leasing common stock to Sinary’s sole stockholder in exchange for 100% of Sinary’s issued and outstanding common stock. Concurrently with the closing of the exchange transaction, those Expedition Leasing stockholders who are parties to the exchange agreement cancelled 24,725,200 shares of Expedition Leasing common stock held by them. Thus, after the closing of the share exchange transaction, we had a total of 25,229,800 shares of common stock outstanding, with Sinary’s sole stockholder owning approximately 98% of our total issued and outstanding common shares.

As a result of the share exchange transaction, Sinary’s sole stockholder became our controlling stockholder and Sinary became our wholly owned subsidiary. In connection therewith, we acquired the business and operations of Weikang, and our principal business activities are those of Weikang in China.

Related Party Transactions of Our PRC Operating Company

Set forth below are the related party transactions as of December 31, 2007, between Weikang, our PRC operating company, and members of its management:

Due from Weikang’s Management

Due from management represents payments received by Weikang’s management on behalf of Weikang from Weikang’s dealers net of payments made for purchases made by the management on behalf of Weikang.  The transactions were recorded in the officer’s personal bank account. During the four months ended December 31, 2007, $687 sales receipts were deposited into the officer’s personal bank cards, and $608,503 purchase payments were made from the same bank cards.

Advance from Weikang’s Management

Advance from management represents the payment made by Weikang’s management in connection with the share exchange transaction of the Company with Sinary and the Sinary Stockholder on December 7, 2007.

Due from Related Party

Due from related party represents accounts receivable arising from sales made to a related company, Weikang Pharmaceutical Group Co., Ltd., which is owned by Mr. Yin Wang, our current chief executive officer and chairman of the board of directors. As of December 31, 2007, due from this related party was $135,777. Sales to this related party during the four months ended December 31, 2007 was $91,917.

Sales to Related Party

During the four months ended December 31, 2007, the Company made sales to another related company, Weikang Beijing Daili Co., Ltd., which is also owned by Mr. Yin Wang, in the amount of $213,495, the receivables from this related party was $0 as of December 31, 2007.

Related Party Transaction of Expedition Leasing

The related party transactions described below occurred prior to our share exchange transaction with Sinary on December 7, 2007.

Accrued Salaries - Shareholder

We accrued $5,000 per month in compensation for Mr. Edwin McGusty, who was Expedition Leasing’s majority stockholder immediately prior to the Closing of the Share Exchange Transaction, for his services as an executive officer for Expedition Leasing from May through August 2004. As of December 31, 2006, an accrued balance of $20,000 was owed to Mr. McGusty. On December 6, 2007, in connection with the share exchange transaction, Mr. McGusty agreed to waive any and all rights to the accrued compensation.

Loan from Related Party

On July 10, 2007, we received notice from Total M.I.S., Inc. (“Total M.I.S.”) that Expedition Holdings, Inc. (“Expedition Holdings”), formerly our wholly owned subsidiary, was in default under two secured promissory notes held by Total M.I.S. Total M.I.S. is wholly owned by Edwin McGusty, our majority shareholder immediately prior to the Closing. The first note was issued in June 2004 in connection with a loan for $100,000, of which $50,000 were repaid in August 2004. The second note was issued in October 2005 in connection with a loan for $50,000, none of which was repaid. Both notes bear interest at the rate of eight percent (8%) per annum, and Expedition Holdings had paid all interests under both notes accrued as of December 31, 2006 in the sum of $7,320.56. Additionally, both notes were secured by a lien in all of the assets of Expedition Holdings. On March 31, 2006, Total M.I.S. agreed to waive all future interest accrued on and after January 1, 2006 under both notes. Thus, as of the date of the default notice from Total M.I.S., the aggregate outstanding balance of the two notes totals $100,000, inclusive of principal and interest (the “Total M.I.S. Debt”).

The default notice from Total M.I.S. provided the Company thirty days to cure the default. The Company failed to cure the default. Accordingly, on August 17, 2007, the Company entered into a settlement agreement with Total M.I.S. to transfer 100% of the issued and outstanding common stock and assets of Expedition Holdings to Total M.I.S. in satisfaction of the Total M.I.S. Debt. As of the date of the Settlement Agreement, the assets of Expedition Holdings consisted of future lease payments due from third parties totaling $3,475, cash of $8,857, fixed assets valued at approximately $26,000 (net of accumulated depreciation) and an outstanding inter-company receivable due from Expedition Leasing in the amount of $68,889 (the “Trade Debt”). Additionally under the settlement agreement, Total M.I.S. agreed to cause Expedition Holdings to forbear from any collection of the Trade Debt for a period of ninety (90) days from the date of the settlement agreement. On December 6, 2007, in connection with the share exchange transaction, Total M.I.S. agreed to waive any and all rights to the Trade Debt.

Lease to Related Party

From August 5, 2004 through August 17, 2007, we were a party to an operating lease agreement, with monthly payment to us of $250, plus applicable tax. Rent revenue of $9,250 was recognized for the period May 12, 2004 (date of inception) through August 17, 2007. We no longer have this lease.

Office Space and Equipment

Prior to the share exchange transaction with Sinary, Expedition Leasing has had limited need for use of office space or equipment. Any use of office space or equipment supplied by related parties was immaterial. There was no charge or cost accrual for any usage by the Company through the closing of the share exchange transaction on December 7, 2007.

Director Independence

The Company does not have a separately designated audit, compensation or nominating committee of our Board, as it is not required to, and the functions customarily delegated to these committees are performed by the full Board. We have determined, however, that none of our directors is “independent” as that term is defined in Section 4200 of the NASD Marketplace Rule.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

Exhibit Number	Description

2.1
Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)

2.2	Equity Transfer Agreement between Sinary and the owners of 100% of the registered equity of Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Weikang”) dated October 25, 2007 (1)
3.1	Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)
3.2	Articles of Amendment to Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)
3.3	Amended and Restated Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)
3.4	Bylaws of Expedition Leasing (2)
16.1	Letter from Pender Newkirk & Company LLP, Certified Public Accountants (3)
21.1	List of Subsidiaries *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the SEC on June 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Pender Newkirk & Company LLP, Certified Public Accountants (“Pender Newkirk”), for professional services rendered for the review of our unaudited financial statements through the quarter ended September 30, 2007 and the audit of our annual financial statements for the year ended December 31, 2006 or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements for those periods/years was $50,164.30.

The aggregate fees billed by Goldman Parks Kurland Mohidin-GPKM LLP (“GPKM”) for professional services rendered for the audit of Sinary and its subsidiary, Weikang, in connection with the share exchange transaction was $0.

The aggregate fees billed by the newly appointed auditor, GPKM, was $65,000 for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2007.

Audit Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended December 31, 2007.

Tax Fees

For the years ended December 31, 2007 and December 31, 2006, there were no fees billed for services for tax compliance, tax advice and tax planning work to us.

All Other Fees

There were no other fees billed by Pender Newkirk or GPKM during the last two fiscal years for products and services provided by Pender Newkirk or GPKM.

Pre-approval Policies and Procedures

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2008		EXPEDITION LEASING, INC. (Registrant)

	By:	/s/ Yin Wang
Yin Wang Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yin Wang	Chief Executive Officer and Chairman of the Board	April 15, 2008
Yin Wang

/s/ Yanhua Liu	Chief Financial Officer and Treasurer	April 15, 2008
Yanhua Liu

/s/ Wei Wang	Director	April 15, 2008
Wei Wang

/s/ Guangxin Wang	Director	April 15, 2008
Guangxin Wang

/s/ Yuanyuan Jing	Director	April 15, 2008
Yuanyuan Jing

/s/ Weili Wang	Director	April 15, 2008
Weili Wang