Form 10-Q
period 2008-03-31
Expedition Leasing,Inc.
filed 2008-05-15
CIK 1365354

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from                            to                              .

Commission File Number 000-1365354

Expedition Leasing, Inc.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-1112910 (I.R.S. employer identification number)

1Economic & Technology Development Zone
Chengxu Village
Shuangcheng Town, Shuangcheng City
Heilongjiang Province, PRC
(Address of principal executive offices and zip code)
(86) 0451-88355530
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer             ☐                                                                           Accelerated Filer                                     ☐
Non-accelerated filer                 ☐                                                                            Smaller reporting company                   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2008, the Registrant had 25,229,800 shares of Common Stock outstanding.

EXPEDITION LEASING, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

●	our ability to finance our activities and maintain our financial liquidity;
●	our ability to attract and retain qualified, knowledgeable employees;

●	the impact of general economic conditions on our business;
●	postponements, reductions, or cancellations in orders from new or existing customers;

●	the limited number of potential customers for our products;
●	the variability in gross margins on our products;

●	our ability to develop and market new products successfully;
●	our ability to acquire new customers in the future; and

●	deterioration of business and economic conditions in our markets.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

In this document, the words "we," "our," "ours," "us," and “Company” refer to Expedition Leasing, Inc. and our subsidiaries.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

EXPEDITION LEASING, INC.

Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008

EXPEDITION LEASING, INC. AND SUBSIDIARIES

Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$51,469
Advance to suppliers	51,654
Inventory	146,387
Other receivables	368,314
Due from officer	2,720,582
Due from related party	163,478

Total current assets	3,501,884

NONCURRENT ASSETS
Property and equipment, net	3,871,065
Construction in progress	330,459
Intangible assets	556,538
Deferred tax asset	28,815

Total noncurrent assets	4,786,877

TOTAL ASSETS	$8,288,761

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	26,633
Other payables	7,631,862

Total current liabilities	7,658,495

CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares 100,000,000; issued and outstanding 25,229,800 shares	252
Additional paid in capital	(252)
Statutory reserve	75,765
Accumulated other comprehensive income	522,611
Retained earnings	31,890

Total stockholders' equity	630,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,288,761

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Net sales	$1,146,218

Cost of goods sold	(454,673)

Gross profit	691,545

Operating expenses
Selling expenses	(5,200)
General and administrative expenses	(127,912)

Total operating expenses	(133,112)

Income from operations	558,433

Non-operating income (expenses)
Interest income	102
Financial expense	(491)

Total non-operating expenses	(389)

Net income	558,044

Other comprehensive item
Foreign currency translation	326,179

Comprehensive Income	$884,223

Basic and diluted weighted average shares outstanding	25,229,800

Basic and diluted net earnings per share	$0.02
The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$558,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	71,033
(Increase) decrease in current assets:
Accounts receivable	26,185
Other receivables and advances to suppliers	(258,609)
Inventory	59,378
Increase (decrease) in current liabilities:
Accounts payable	1,232
Other payables	3,584
Value added tax payable	(11,263)

Net cash provided by operating activities	449,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(20,905)
Construction in progress	(42,919)

Net cash used in investing activities	(63,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from officer	(432,804)
Due from related party	(21,921)

Net cash used in financing activities	(454,725)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	3,194

DECREASE IN CASH & CASH EQUIVALENTS	(68,965)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	117,240

CASH & CASH EQUIVALENTS, END OF PERIOD	$51,469

Supplemental Cash flow data:
Income tax paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Expedition Leasing Inc. (the “Company” or “EXDG”) was incorporated on May 12, 2004 in the State of Florida.  The Company is engaged in the development, manufacture and distribution of health and nutritional supplements through its wholly owned operating subsidiary in the People’s Republic of China (“PRC” of “China”).

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

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination.  Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the stockholders of Heilongjiang Weikang Biotech Group Co., Ltd. (“Weikang”), a limited liability company in the PRC to acquire 100% of the equity interests of Weikang for the sum of 57 million Renminbi (“RMB”), or approximately 7.6 million US dollars.

Weikang was incorporated in the Heilongjiang Province, People’s PRC on March 29, 2005, and formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. (“Weikang Bio-Engineering”). Weikang is engaged in development, manufacture and distribution of health and nutritional supplements in the PRC.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  There were no accounts receivable at March 31, 2008.

Inventory

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

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-6 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of March 31, 2008, there were no significant impairments of its long-lived assets.

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

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

VAT on sales and VAT on purchases was approximately $195,000 and $9,300 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the three months ended March 31, 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2008 included net income and foreign currency translation adjustments.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

Research and development costs are related primarily to the Company developing its new health care products. Research and development costs are expenses as incurred. For the three months ended March 31, 2008 the research and development expense was $0.

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

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
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

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

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

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

3. INVENTORY

Inventory at March 31, 2008 was as follows:

Raw materials	$90,624
packing materials	31,681
Finished Goods	24,082
Total	$146,387

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2008:

Building	$2,822,795
Building improvements	549,646
Production equipment	521,692
Office furniture and equipment	25,774
Vehicles	66,402
3,986,309
Less: Accumulated depreciation	(115,244)
$3,871,065

Depreciation expense for the three months ended March 31, 2008 was $68,137.

5. OTHER RECEIVABLES

Other receivables represent cash advances to employees and sales representatives for normal business purposes such as advance for traveling expense.

6. RELATED PARTY TRANSACTIONS

Due from Officer

Due from officer represents a refundable deposit made by a Weikang officer on behalf of Weikang to initiate negotiation on a possible acquisition of a pharmaceutical factory.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

Due from Related Party

Due from related party represents accounts receivable arising from sales made to a related company owned by the Company’s chief executive officer and chairman of the board of directors who was also a shareholder of Weikang prior to its acquisition by Sinary.  As of March 31, 2008, due from this related party was $163,478. Sales to this related party during the three months ended March 31, 2008 was $31,796.

Sales to Related Party

During the three months ended March 31, 2008, the Company made sales to another related company owned by an individual who was a shareholder of Weikang prior to its acquisition by Sinary, in the amount of $351,259. The receivables from this related party was $0 as of March 31, 2008.

7. INTANGIBLE ASSETS

Intangible assets mainly consist of land use right. All land in the PRC is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization expense for three months ended March 31, 2008 was $2,896. Amortization expense for the next five years is expected to be as follows: $11,500, $11,500, $11,500, $11,500 and $11,500 respectively.

8. MAJOR CUSTOMERS AND VENDORS

Five major customers who are dealers of the Company accounted for approximately 30%, 25%, 18%, 13% & 11%, respectively, of the Company’s sales for three months ended March 31, 2008, or 97% of the Company’s net revenue in the aggregate.  One of these five customers, which accounted for approximately 30% of the Company’s total sales for the period, is a related party owned by a shareholder of Weikang.  At March 31, 2008, the total receivable balance due from these five customers was $0.

Six vendors collectively provided 70% of the Company’s purchase of raw materials for three months ended March 31, 2008, individually accounting for approximately 14%, 12%, 12%, 11%, 11% & 10%, respectively, of the purchases.  The Company did not have accounts payable to these vendors at March 31, 2008.

9. OTHER PAYABLES

Other payables mainly consisted of the purchase price of approximately $7,620,000 that Sinary will pay to Weikang’s shareholder by August 9, 2008 for the acquisition of Weikang.  This payable doesn’t bear any interest.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

10. INCOME TAXES

Weikang is exempt from income tax for three years from 2006 through 2008.  Net income for the three months ended March 31, 2008 would have been lower by approximately $139,500 if Weikang was not exempt from income taxes.

Weikang is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2008:

US statutory rates	34%
Tax rate difference	(9%)
Effect of tax holiday	(25%)
Tax per financial statements	-

11. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company transferred $55,804 to this reserve for the three months ended March 31, 2008.

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

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for the three months ended March 31, 2008 and 2007, respectively.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

12. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

EXPEDITION LEASING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

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

13. COMPARATIVE PRO FORMA CONSOLIDATED STATEMENT OF INCOME

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Weikang to acquire 100% of the equity interests of Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars (the “Acquisition Price”).

The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Weikang had occurred as of the beginning of the 2007 is presented below:

For the three months ended March 31, 2007			Pro forma	Pro forma
	Sinary	Weikang	Adjustments	Consolidated

Net Revenue	$-	$993,937	$-	$993,937

Cost of Revenue	-	502,599	-	502,599

Gross Profit	-	491,338	-	491,338

Operating expenses:
Selling expenses	-	7,558	-	7,558
General and administrative expenses	-	66,837	(5,116)	61,721

Total operating expenses	-	74,395	(5,116)	69,279

Income from operations	$-	$416,943	$5,116	$422,059

Non-operating income (expenses):	-	(41)		(41)

Other expense	-	(41)	-	(41)

Net income	$-	$416,902	$5,116	$422,018

Basic and diluted weighted average shares outstanding	-	-	-	25,229,800

Basic and diluted net earnings per share	$-	$-	$	$0.02

a) Pro forma adjustment is to record additional amortization for the increase in basis of the land use rights of $2,471 and decreased depreciation for the decrease in basis of the fixed assets of $7,587 as a result of the purchase.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2008 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Expedition Leasing, Inc. was incorporated in Florida on May 12, 2004. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly owned subsidiary Weikang Bio-Technology Group Co., Ltd. (“Weikang”), a limited liability company in the People’s Republic of China (“China” or “PRC”), by way of the exchange of 24,725,200 shares of our common stock for 100% of the issued and outstanding common stock of Sinary. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements include the historical assets and liabilities of Sinary in our capital structure. Please see Note 1 to our unaudited consolidated financial statements included in this report for further details of this stock exchange transaction. (Please see the risk factors concerning the acquisition of Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 24.)

Having no substantive operation of its own, Sinary, through Weikang, engages in the research, development, manufacturing, marketing, and sales of health and nutritional supplements in China. Weikang is located in Heilongjiang Province in Northeastern China, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of our products are Chinese herbal-based health and nutritional supplements. We actively seek to maintain and improve the quality of its products, and since April 2006, Weikang has implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of its manufacturing processes.

We currently manufacture and distribute a series of internally developed health supplements under a Chinese trade name which English transliteration is “Rongrun”. The “Rongrun”-line presently include seven products. We also developed two new products during the end of 2007, which have been approved by the Heilongjiang Department of Health.

Recent Events

On March 14, 2008, our board of directors approved resolutions (1) to effect a reincorporation of our company to the State of Nevada by means of a merger (the “Reincorporation Merger”) with and into Weikang Bio-Technology Group Company, Inc., a Nevada corporation and our wholly owned subsidiary incorporated for the purpose of the reincorporation (“Weikang Nevada”), with Weikang Nevada as the surviving entity; and (2) to adopt the Weikang Bio-Technology Group Company, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) which authorizes awards of options (both incentive stock options and non-qualified stock options), awards of stock and the granting of bonus stock to our employees, officers and directors, as well as our consultants, independent contractors and advisors. On May 12, 2008, the holder of a majority of our issued and outstanding capital stock adopted and approved both of the Reincorporation Merger and the 2008 Plan resolutions. The Reincorporation Merger will become effective upon the filing of Articles of Merger with the Secretary of State of Florida and the Secretary of State of Nevada. The 2008 Plan is anticipated to become effective in early June 2008.

Critical Accounting Policies and Estimates

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2008 included net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Weikang to acquire 100% of the equity interests of Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars (the “Acquisition Price”). The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Weikang had occurred as of the beginning of the 2007 is presented in Note 13 to our unaudited consolidated financial statements included in this report.

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2008 (unaudited)		2007 (unaudited pro forma)
	(in U.S. Dollars, except for percentages)
Revenues	$1,146,218	100%	$993,937	100%
Cost of Revenues	454,673	40%	502,599	51%
Gross Profit	$691,545	60%	$491,338	49%
Operating Expense	$133,112	12%	$69,279	7%
Income From Operations	$558,433	48%	$422,059	42%
Other Expenses	$(389)	-%	$(41)	-%
Income tax expenses	$-	-%	$-	-%
Net Income	$558,044	48%	$422,018	42%

Revenues. During the three months ended March 31, 2008, we had revenues of $1.15 million as compared to revenues of $0.99 million for the three months ended March 31, 2007, an increase of approximately 15.3%. This increase is attributable to increased demand from our dealers and distributors. We believe that our sales will continue to grow because we are looking to strengthen our sales force by increasing the number of distributors, improving the quality of our products and continuing developing new products that our management believes will be well accepted by the market.

Cost of Revenues. Cost of revenues decreased $47,926 or 10%, from $502,599 for the three months ended March 31, 2007 to $454,673 for the same period in 2008. The decrease was mainly due to our efforts on improving manufacturing efficiency by utilizing our workers more efficiently and by getting lower prices from our vendors for raw materials. We had decrease in cost of revenue as a percentage of net revenues for the three months ended March 31, 2008, approximately 40% as compared to approximately 51% for the three months ended March 31, 2007, which was attributable to increased production volume with decreased average production cost.

Gross Profit. Gross profit was $691,545 for the three months ended March 31, 2008 as compared to $491,338 for the same period in 2007, representing gross margins of approximately 60% and 49% of revenues, respectively. The increase in our gross profits was mainly due to decrease in cost of revenue as a percentage of net revenue.

Operating Expenses.  Total operating expenses consists of selling, general and administrative expenses of $133,112 for the three months ended March 31, 2008 as compare to $69,279 for the three months ended March 31, 2007, an increase of $63,833 or 92%. This moderate increase is associated in proportion with our increased sales and production. Selling expenses, approximately $5,200 and $7,500 for three months ended March 31, 2008 and 2007, respectively, are mainly consist of salaries for our salespeople and freight expense. General and administrative expenses were approximately $128,000 and $62,000 for three months ended March 31, 2008 and 2007, respectively.  The increase in general and administrative expense of $66,000 was mainly due to increased auditing expense of $62,000 while it was $nil for the same period of 2007.

Net Income. Our net income for the three months ended March 31, 2008 was $558,044 as compared to $422,018 for the same period in 2007. While this is in part due to increased sales volume, we also continued to benefit from our exemption from income tax. Our management believes that net income will continue to increase by continuing to maintain the quality of our existing products, add new products and improve our manufacturing efficiency.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of approximately $51,469, other current assets of approximately $3.45 million, and current liabilities of approximately $7.66 million. Negative working capital amounted to $4.16 million at March 31, 2008. The ratio of current assets to current liabilities was 0.46-to-1 at the year ended March 31, 2008. The negative working capital and 0.46-to-1 ratio of current assets are primarily related to other payable of approximately $7,620,000 that Sinary will pay to the owners of Weikang on or before August 9, 2008, which is non-interest bearing.

The following is a summary of cash provided by or used in each of the indicated types of activities during the period ended March 31, 2008:

(unaudited)
Cash provided by (used in):
Operating Activities	$449,584
Investing Activities	(63,824)
Financing Activities	454,725

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $326,179 during the first three months of fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

March 31, 2008

Balance sheet items, except for the registered and paid-up capital, as of March 31	USD0.1425:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period January 1, 2008 to March 31, 2008	USD0.1396:RMB1

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Assessment of Significant Deficiency in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain significant deficiency in our accounting and finance personnel. Specifically, although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require substantial training and assistance in U.S. GAAP matters so as to meet with the higher demands of being a U.S. public company. Our management’s assessment of the effectiveness of internal control over financial reporting is that this significant deficiency continues to exist as of March 31, 2008. In order to correct such deficiency, we are committed to hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

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

Pursuant to the Transfer Agreement, Sinary agreed to acquire 100% of the equity interests of Weikang from its owners for RMB 57 million (the “Acquisition Price”). Under applicable PRC regulations, the acquisition is deemed completed as of November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce issued a business license to Weikang as a foreign invested enterprise, with Sinary as the 100% owner of Weikang’s registered capital, after approval of the acquisition by the Heilongjiang Provincial Government on November 6, 2007. Sinary initially had three months from the Issuance Date to remit the Acquisition Price, under the payment term of the Transfer Agreement and in accordance with the requirements of applicable PRC regulations. Sinary has subsequently been approved an extension until August 9, 2008 to remit the Acquisition Price. If we are unable to remit the Acquisition Price by August 9, 2008, we cannot guarantee that we will be able to secure the necessary governmental approval for a further extension, nor can we determine, at this time, the length of the extension we may receive assuming that we are able to secure the necessary governmental approval. In the event that we are unable to timely remit the Acquisition Price, the Heilongjiang Provincial Government and Heilongjiang Office of the State Administration for Industry and Commerce may revoke the approval and license of Weikang as a foreign invested enterprise, and Sinary as the 100% owner of Weikang, thereby voiding the acquisition. In the event that the acquisition is voided, we will not be the owner of any equity interests in Weikang, and as a result, Weikang will no longer be our operating business. Should this occur, we may seek to acquire the equity interests of Weikang through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

From and after the Closing of the Share Exchange Transaction, Weikang is our only operating business, from which all of our revenues are derived. Although Sinary’s acquisition of Weikang is deemed completed as of November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce issued a license, following approval of the acquisition transaction from the Heilongjiang Provincial Government, that designates Weikang as a foreign invested enterprise and Sinary as the 100% owner of Weikang’s registered capital, Sinary has not yet remitted the acquisition price for Weikang (the “Acquisition Price”) as of the date of this current report. While we initially had three months from the Issuance Date to remit the Acquisition Price, and have been approved an extension until August 9, 2008, there is no guarantee that we will be able to do so in a timely manner. If we are unable to timely remit the Acquisition Price pursuant to the Transfer Agreement and in accordance with applicable PRC regulations, the acquisition of Weikang may be voided. As a result, we will not own of any equity interests in Weikang, and Weikang will no longer be our operating business. Should this occur, our revenues will be negatively impacted, as we will have to exclude those of Weikang, which, in turn, may cause a dramatic decrease the price of our common stock.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Reference is made to our Information Statement on Form DEF14C filed with the SEC on May 14, 2008, and the information contained in the Information Statement is incorporated herein by reference

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

2.1
Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)

2.2	Equity Transfer Agreement between Sinary and the owners of 100% of the registered equity of Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Weikang”) dated October 25, 2007 (1)

3.1	Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)

3.2	Articles of Amendment to Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)

3.3	Amended and Restated Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)

3.4	Bylaws of Expedition Leasing (2)

22.1	Information Statement on Form DEF14C (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the SEC on June 30, 2006 and incorporated herein by reference.

(3)	Filed with the SEC on May 14, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008	EXPEDITION LEASING, INC.

	By:	/s/ Ying Wang
Yin Wang Chief Executive Officer (Principal Executive Officer)