Form 10-Q
period 2008-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO INC
filed 2008-08-14
CIK 1365354

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from __ to _.

Commission File Number 000-1365354

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2816569 (I.R.S. employer identification number)

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
Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2008, the Registrant had 25,229,800 shares of Common Stock outstanding.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.

FORM 10-Q

INDEX

		Page Number

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as of June 30, 2008	3

	Consolidated Statements of Income and Other Comprehensive Income for the Six Months and Three Months Ended June 30, 2008	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008	5

	Notes to the Consolidated Financial Statements as of June 30, 2008	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28-37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

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

In this document, the words "we," "our," "ours," "us," and “Company” refer to Weikang Bio-Technology Group Co, Inc. and our subsidiaries.

PART I.                      FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$24,704	$117,240
Accounts receivable	75,938	25,711
Advance to suppliers	72,568	73,033
Inventory	151,590	199,160
Other receivables	32,231	66,082
Due from officer	4,939,352	2,818,265
Due from related party	181,691	135,777

Total current assets	5,478,074	3,435,268

NONCURRENT ASSETS
Property and equipment, net	3,890,554	3,771,188
Construction in progress	338,168	275,832
Intangible assets	565,730	538,355
Deferred tax asset	29,487	27,726

Total noncurrent assets	4,823,939	4,613,101

TOTAL ASSETS	$10,302,013	$8,048,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$38,918	$24,417
Value added tax payable	22,379	-
Accrued liabilities and other payables	7,628,137	7,627,907
Advance from officer	650,000	650,000

Total current liabilities	8,339,434	8,302,324

CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding 25,229,800 shares	252	252
Additional paid in capital	(252)	(252)
Statutory reserve	180,411	19,961
Accumulated other comprehensive income	753,676	196,432
Retained earnings (accumulated deficit)	1,028,492	(470,348)

Total stockholders' equity	1,962,579	(253,955)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,302,013	$8,048,369
The accompanying notes are an integral part of these consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	FOR THE SIX MONTHS ENDED	FOR THE THREE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2008

Net sales	$3,199,898	$2,053,680

Cost of goods sold	1,166,038	711,365

Gross profit	2,033,860	1,342,315

Operating expenses
Selling expenses	5,559	359
General and administrative expenses	367,863	239,951

Total operating expenses	373,422	240,310

Income from operations	1,660,438	1,102,005

Non-operating income (expenses)
Interest income	167	65
Financial expense	(605)	(114)
Other expenses	(708)	(708)

Total non-operating expenses	(1,146)	(757)

Net income	1,659,292	1,101,248

Other comprehensive item
Foreign currency translation	557,244	231,065

Comprehensive Income	$2,216,536	$1,332,313

Basic and diluted weighted average shares outstanding	25,229,800	25,229,800

Basic and diluted net earnings per share	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,659,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	144,584
(Increase) decrease in current assets:
Accounts receivable	(47,224)
Other receivables and advances to suppliers	23,429
Inventory	58,520
Increase (decrease) in current liabilities:
Accounts payable	12,585
Other payables	(245)
Value added tax payable	40,253

Net cash provided by operating activities	1,891,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(21,215)
Construction in progress	(43,555)

Net cash used in investing activities	(64,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from officer	(1,887,347)
Due from related party	(36,240)

Net cash used in financing activities	(1,923,587)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	4,627

DECREASE IN CASH & CASH EQUIVALENTS	(92,536)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	117,240

CASH & CASH EQUIVALENTS, END OF PERIOD	$24,704

Supplemental Cash flow data:
Income tax paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company) was originally incorporated on May 12, 2004 in the State of Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated to Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly owned subsidiary, with Weikang as the surviving entity. The Company is engaged in the development, manufacture and distribution of health and nutritional supplements through its indirect wholly owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” of “China”).

On December 7, 2007, the Company (as Expedition) entered into an exchange agreement with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and its sole shareholder (the “Sinary Stockholder”) on December 7, 2007, pursuant to which the Company issued 24,725,200 shares of its common stock to the Sinary Stockholder in exchange for all of the issued and outstanding common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered an aggregate of 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. As a result, the Sinary Stockholder currently owns 98% shares of the Company. Since the Closing Date, Sinary has become a wholly owned subsidiary of the Company.

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the stockholders of Heilongjiang Weikang, a limited liability company in the PRC, to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million Renminbi (“RMB”), or approximately 7.6 million US dollars.

Heilongjiang Weikang was incorporated in the Heilongjiang Province, PRC on March 29, 2005, and formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang is engaged in development, manufacture and distribution of health and nutritional supplements in the PRC.

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 audited financial statements. The results for the six and three months ended June 30, 2008 do not necessarily indicate the results for the full year ended December 31, 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for bad debts at June 30, 2008 and December 31, 2007.

Inventory

Inventories are valued at a lower cost or market with cost determined on a moving weighted average basis. Costs of work in progress and finished goods comprise direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives ranging from 3 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-6 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

Income Taxes

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are considered as the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Weikang is governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Weikang is exempt from income tax for three years from 2006 to 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all the relevant criteria for revenue recognition is met are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, which is subject to net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.  VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the six months ended June 30, 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collecting risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the overall performance of the PRC’s economy.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six months ended June 30, 2008 included net income and foreign currency translation adjustments.

Basic and Diluted Earning Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company has one reportable business segment. All of the Company's assets are located in the PRC.

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expenses as incurred. For the six months ended June 30, 2008 the research and development expense was $0.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

New Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not believe that the adoption of SFAS 161 will have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separated from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured by the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not believe that the adoption of SFAS 160 will have a significant impact on its results of operations or financial position.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company believes that SFAS 141R will have an impact on accounting for business combinations once adopted but the effect depends on acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other accumulated comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in other accumulated comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

3. INVENTORY

Inventory at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
Raw materials	$71,716	$136,010
packing materials	34,620	28,258
Finished Goods	45,254	34,892
Total	$151,590	$199,160

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2008
Building	$2,888,642	$2,736,841
Building improvements	562,467	508,184
Production equipment	533,861	482,062
Office furniture and equipment	26,375	24,193
Vehicles	67,951	63,894
	4,079,296	3,815,174
Less: Accumulated depreciation	(188,742)	(43,986)
	$3,890,554	$3,771,188

Depreciation expense for the six months ended June 30, 2008 was $137,962.

5. OTHER RECEIVABLES

Other receivables represent cash advances to employees and sales representatives for normal business purposes such as advance for traveling expense.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

6. RELATED PARTY TRANSACTIONS

Due from Officer

Due from officer represents funds provided to an officer of the Company who used the funds to pay a refundable  deposit in the officer’s name on behalf of Heilongjiang Weikang in connection with the acquisition of a pharmaceutical factory. The acquisition was completed on July 22, 2008 (see note 14 – subsequent event).

Due from Related Party

Due from related party represents accounts receivable arising from sales made to a related company owned by the Company’s chief executive officer. As of June 30, 2008 and December 31, 2007, due from this related party was $181,691 and $135,777, respectively. Sales to this related party during the six and three months ended June 30, 2008 was $83,692 and $52,172, respectively.

Sales to Related Party

During the six and three months ended June 30, 2008, sales were made to another related company owned by the Company’s chief executive officer in the amount of $559,494 and $205,977, respectively. The receivables from this related party was $0 as of June 30, 2008 and December 31, 2007.

Advance from officer

Advance from officer represents the payment made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007.

7. INTANGIBLE ASSETS

Intangible assets mainly consist of land use right. All land in the PRC is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization expense for six and three months ended June 30, 2008 was $5,878 and $2,982, respectively. Amortization expense for the next five years is expected to be$11,500, $11,500, $11,500, $11,500 and $11,500 respectively.

8. MAJOR CUSTOMERS AND VENDORS

Five major customers who are dealers of the Company collectively accounted  for 95% and 93% of the Company’s net revenue for the six and three months ended June 30, 2008, respectively.  These customers accounted for about 24%, 21%, 18%, 17% & 15% of the sales for the six months ended June 30, 2008, respectively, including, a related party owned by the Company's chief executive officer,  which accounted for about 18% of the total sales. These customers accounted for about 24%, 23%, 19%, 17% & 10% of the sales for the three months ended June 30, 2008, respectively, including the related party owned by the Company's chief executive officer which accounted for about 10% of the total sales. At June 30, 2008 and December 31, 2007, the total receivable balance due from these five customers was $0.

Six vendors collectively provided 74% of the Company’s purchase of raw materials for the six and three months ended June 30, 2008, respectively. These vendors counted for about 14%, 14%, 12%, 12%, 12% and 10% of the purchases for the six and three months ended June 30, 2008, respectively. The Company did not have accounts payable to these vendors at June 30, 2008 and December 31, 2007.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

9. OTHER PAYABLES

Other payables mainly consisted of the purchase price of approximately $7,620,000 that Sinary was originally obligated to pay to Heilongjiang Weikang’s former owners within one year for the acquisition of Heilongjiang Weikang. This payable does not bear any interest.  On August 9, 2008, the State Administration for Industry and Commerce reissued Heilongjiang Weikang a "Foreign Invested Enterprise" business license to expire on February 9, 2009, effectively extending the payment date of the purchase price to the expiration date of the reissued license.

10. INCOME TAXES

Heilongjiang Weikang is exempt from income tax for three years from 2006 to 2008. Net income for the six and three months ended June 30, 2008 would have been lower by $410,000 and $270,000, respectively if Heilongjiang Weikang was not exempt from income taxes.

Sinary had net operating loss of approximately $650,000 at June 30, 2008 and December 31, 2007. A 100% valuation allowance has been established due to the uncertainty of its realization.

Heilongjiang Weikang is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the six and three months ended June 30, 2008, the Company’s effective income tax rate differs from the US statutory rate  due to the effect of tax holiday.

11. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective on January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

12. CONTINGENCIES (CONTINUED)

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be conducted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

13. COMPARATIVE PRO FORMA CONSOLIDATED STATEMENT OF INCOME

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars.

The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Heilongjiang Weikang had occurred as of the beginning of the 2007 is presented below:

For the six months ended June 30, 2007			Pro forma		Pro forma
	Sinary	Weikang	Adjustments		Consolidated
Net Revenue	$-	$1,871,277	$-		$1,871,277
Cost of Revenue	-	905,832	-		905,832
Gross Profit	-	965,445	-		965,445

Operating expenses:
Selling expenses	-	7,598	-		7,598
General and administrative expenses	-	151,247	(10,232)	(a)	141,015
Total operating expenses	-	158,845	(10,232)		148,613
Income from operations	-	806,600	10,232		816,832

Non-operating income (expenses):
Other expense	-	(57)	-		(57)
Total non-operating expenses	-	(57)	-		(57)
Net income	$-	$806,543	$10,232		$816,775
Basic and diluted weighted average shares outstanding	-	-	-		25,229,800
Basic and diluted net earnings per share	$-	$-	$-		$0.03

a) Pro forma adjustment is to record additional amortization of $4,942 for the land use rights and decreased depreciation of $715,174 for the fixed assets as a result of the purchase.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

13. COMPARATIVE PRO FORMA CONSOLIDATED STATEMENT OF INCOME (CONTINUED)

For the three months ended June 30, 2007			Pro forma		Pro forma
	Sinary	Weikang	Adjustments		Consolidated
Net Revenue	$-	$877,340	$-		$877,340
Cost of Revenue	-	403,233	-		403,233
Gross Profit	-	474,107	-		474,107

Operating expenses:
Selling expenses	-	40	-		40
General and administrative expenses	-	84,410	(5,116)	(a)	79,294
Total operating expenses	-	84,450	(5,116)		79,334

Income from operations	-	389,657	5,116		394,773

Non-operating income (expenses):
Other expense	-	(16)	-		(16)
Total non-operating expenses	-	(16)	-		(16)
Net income	$-	$389,641	$5,116		$394,757
Basic and diluted weighted average shares outstanding	-	-	-		25,229,800
Basic and diluted net earnings per share	$-	$-	$-		$0.02

a) Pro forma adjustment is to record additional amortization of $2,471 for the land use rights and decreased depreciation of $7,587 for the fixed assets as a result of the purchase.

14. SUBSEQUENT EVENT

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for the aggregate purchase price of $15,000,000 (the “Consideration”), pursuant to a stock transfer agreement dated and entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese limited liability company (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

A refundable deposit was previously made to Tianfang by an officer of the Company on behalf of Heilongjiang Weikang for the purpose of accessing and examining the financial books and records of Tianfang. At the closing of the acquisition, the entire amount of the refundable deposit was applied toward the Consideration and paid to Tri-H together with $810,000 for Tri-H’s pro rata ownership interests of Tianfang. Additionally, Heilongjiang Weikang issued a promissory note to Shiji Qisheng in the amount of $11,190,000 for Shiji Qisheng’s pro rata ownership interests of Tianfang. The promissory note is without interest, and is payable in two installments, the first, in the amount of $2,000,000, is due 90 calendar days after the date of the stock transfer agreement, and the second, in the amount of $9,190,000, is due on the first anniversary of the agreement date.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2008 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Weikang Bio-Technology Company, Inc. (“we”, “us”, the “Company”) was originally incorporated in Florida on May 12, 2004 under the name Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company in the People’s Republic of China (“China” or “PRC”), by way of the exchange of 24,725,200 shares of our common stock for 100% of the issued and outstanding common stock of Sinary. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements include the historical assets and liabilities of Sinary in our capital structure. Please see Note 1 to our unaudited consolidated financial statements included in this report for further details of this stock exchange transaction. (Please see the risk factors concerning the acquisition of Heilongjiang Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 28.)

Having no substantive operation of its own, Sinary, through Heilongjiang Weikang, engages in the research, development, manufacturing, marketing, and sales of health and nutritional supplements in China. Heilongjiang Weikang is located in Heilongjiang Province in Northeastern China, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of our products are Chinese herbal-based health and nutritional supplements. We actively seek to maintain and improve the quality of its products, and since April 2006, Weikang has implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of its manufacturing processes.

Through Heilongjiang Weikang, we currently manufacture and distribute in China a series of internally developed health supplements under a Chinese trade name which English transliteration is “Rongrun”. The “Rongrun”-line presently include seven products. We also developed two new products during the end of 2007, which have been approved by the Heilongjiang Department of Health.

Recent Events

As reported on our current report on Form 8-K filed with the SEC on June 18, 2008, on June 10, 2008, the Company effected a merger, after stockholder approval by written consent, between the Company (as Expedition Leasing, Inc.) and its wholly-owned subsidiary, Weikang Bio-Technology Group Company, Inc., a Nevada corporation, by filing its Articles of Merger with the Secretary of State of Nevada, with the subsidiary as the surviving corporation. In connection with this merger, the Company has changed its name to “Weikang Bio-Technology Group Company, Inc.” to better reflect our business.

On July 22, 2008, Heilongjiang Weikang, our operating subsidiary in China, completed the acquisition (the “Acquisition”) of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for the aggregate purchase price of $15,000,000, pursuant to a Stock Transfer Agreement dated and entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders, Beijing Shiji Qisheng Trading Co., Ltd. and Tri-H Trade (U.S.A.) Co., Ltd.

On August 9, 2008, the Heilongjiang Office of the State Administration for Industry and Commerce (“SAIC”) reissued to Heilongjiang Weikang a business license to expire on February 9, 2009. When Sinary first acquired Heilongjiang Weikang in November 2007, SAIC issued a business license to Heilongjiang Weikang as a foreign invested enterprise. Under applicable PRC regulations, Sinary had three months from the issuance date of that license to remit the purchase price of Heilongjiang Weikang to the sellers, provided that Sinary may apply for an extension. The reissued license effectively extends the payment due date now to the expiration date of the reissued license.

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2008 included net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars. The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Heilongjiang Weikang had occurred as of the beginning of fiscal 2007 is presented in Note 13 to our unaudited consolidated financial statements included in this report.

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2008		2007 (pro forma)
	(in U.S. Dollars, except for percentages)
Sales	$2,053,680	100%	$877,340	100%
Cost of sales	$(711,365)	35%	$(403,233)	46%
Gross Profit	$1,342,315	65%	$474,107	54%
Operating Expense	$(240,310)	12%	$(84,450)	10%
Income From Operations	$1,102,005	53%	$389,657	44%
Other Expenses	$(757)	0.04%	$(41)	-%
Income tax expenses	$-	-%	$-	-%
Net Income	$1,101,248	54%	$389,698	44%

Revenues. During the three months ended June 30, 2008, we had revenues of $2.05 million as compared to revenues of $0.88 million for the three months ended June 30, 2007, an increase of approximately $1.18 million or 134%. This increase is attributable to increased demand of our products from our dealers and distributors. We believe that our sales will continue to grow as we continue to improve the quality of our existing products and to develop new products.

Cost of Revenues. Cost of revenues increased $308,132 or 76%, from $403,233 for the three months ended June 30, 2007 to $711,365 for the same period in 2008. The increase was mainly due to the increase of production and sales activities during the second fiscal quarter in 2008. We had decrease in cost of revenue as a percentage of net revenues for the three months ended June 30, 2008, approximately 35% as compared to approximately 46% for the three months ended June 30, 2007, which was attributable to increased production volume with decreased average production cost.

Gross Profits. Gross profit was $1.34 million for the three months ended June 30, 2008 as compared to $0.47 million for the same period in 2007, representing gross margins of approximately 65% and 54% of revenues, respectively. The increase in our gross profits was mainly due to decrease in cost of revenue as a percentage of net revenue.

Operating Expenses. Total operating expenses consists of selling, general and administrative expenses of $240,310 for the three months ended June 30, 2008 as compare to $84,450 for the three months ended June 30, 2007, an increase of $155,860 or 185%. This increase is in proportion with our increased sales and production activities.

Net Income. Our net income for the three months ended June 30, 2008 was $1.1 million as compared to $0.39 million for the same period in 2007. While this is in part due to increased sales volume, we also continued to benefit from our exemption from income tax. Our management believes that net income will continue to increase as we continue to offer better quality and more variety of products and to improve our manufacturing efficiency.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars. The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Heilongjiang Weikang had occurred as of the beginning of fiscal 2007 is presented in Note 13 to our unaudited consolidated financial statements included in this report.

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2008		2007 (pro forma)
	(in U.S. Dollars, except for percentages)
Sales	$3,199,898	100%	$1,871,277	100%
Cost of sales	$(1,166,038)	36%	$(905,832)	48%
Gross Profit	$2,033,860	64%	$965,445	52%
Operating Expense	$(373,422)	12%	$(158,845)	8%
Income From Operations	$1,660,438	52%	$806,600	44%
Other Expenses	$(1,146)	0.04%	$(57)	-%
Income tax expenses	$-	-%	$-	-%
Net Income	$1,659,292	52%	$806,543	44%

Revenues. During the six months ended June 30, 2008, we had revenues of $3.2 million as compared to revenues of $1.87 million for the six months ended June 30, 2007, an increase of approximately $1.33 million or 71%. This increase is attributable to increased demand from our dealers and distributors. We believe that our sales will continue to grow as we continue to improve the quality of our existing products and to develop new products.

Cost of Revenues. Cost of revenues increased $260,206 or 29%, from $905,832 for the six months ended June 30, 2007 to $1,166,038 for the same period in 2008. The increase was mainly due to the increase of production and sales activities during the six months ended June 30, 2008. We had decrease in cost of revenue as a percentage of net revenues for the six months ended June 30, 2008, approximately 36% as compared to approximately 48% for the six months ended June 30, 2007, which was attributable to increased production volume with decreased average production cost.

Gross Profit. Gross profit was $2.03 million for the six months ended June 30, 2008 as compared to $0.97 million for the same period in 2007, representing gross margins of approximately 64% and 52% of revenues, respectively. The increase in our gross profits was mainly due to decrease in cost of revenue as a percentage of net revenue.

Operating Expenses. Total operating expenses consists of selling, general and administrative expenses of $373,422 for the six months ended June 30, 2008 as compare to $158,845 for the six months ended June 30, 2007, an increase of $214,577 or 135%. This increase is in proportion to our increased sales and production activities.

Net Income. Our net income for the six months ended June 30, 2008 was $1.66 million as compared to $806,543 for the same period in 2007. While this is in part due to increased sales volume, we also continued to benefit from our exemption from income tax. Our management believes that net income will continue to increase as we continue to offer better quality and more variety of products and to improve our manufacturing efficiency.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash and cash equivalents of approximately $24,704, other current assets of approximately $5.45 million, and current liabilities of approximately $8.34 million. Negative working capital amounted to $2.86 million at June 30, 2008. The ratio of current assets to current liabilities was 0.66-to-1 as of June 30, 2008. The negative working capital and the ratio of current assets to current liabilities are primarily related to other payable of approximately $7,620,000 that Sinary is obligated to pay to the prior owners of Heilongjiang Weikang on or before February 9, 2009, which is non-interest bearing.

The following is a summary of cash provided by or used in each of the indicated types of activities during the period ended June 30, 2008:

	2008	2007
Cash provided by (used in):		(ProForma)
Operating Activities	$1,891,194	$1,006,247
Investing Activities	$(64,770)	$(35,775)
Financing Activities	$(1,923,587)	$(837,267)

Net cash provided by operating activities was $1.89 million for the six months ended June 30, 2008, as compared to net cash provided by operating activities of $1.01 million for the six months ended June 30, 2007. The increase in net cash flow from operating activities for the six months ended June 30, 2008 was mainly due to decrease in inventory and advance to suppliers, despite an increase in accounts payables.  In addition, our net income for six months ended June 30, 2008 increased significantly as compared to the same period of 2007, which provided more cash to the Company.

Net cash used in investing activities was $64,770 for the six months ended June 30, 2008, as compared to net cash used in investing activities of $35,775 for the same period of 2007.  The increase of net cash used in investing activities during the six months ended June 30, 2008 was mainly due to construction in progress of a new product line during the six months ended June 30, 2008.

Net cash used in financing activities was $1.92 million for the six months ended June 30, 2008 as compared to net cash used in by financing activities of $0.84 million for the same period of 2007. The decrease of net cash from financing activities for the six months ended June 30, 2008 was mainly due to advance to an officer to pay a refundable deposit on behalf of Heilongjiang Weikang in connection with an acquisition of Tianfang. The acquisition was completed on July 22, 2008, and Heilongjiang Weikang now owns 100% of Tianfang.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $557,244 and $231,065 during the six and three months of fiscal 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

June 30, 2008

Balance sheet items, except for the registered and paid-up capital, as of June 30	USD0.1458:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period January 1, 2008 to June 30, 2008	USD0.1417:RMB1

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                           Not Applicable

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Assessment of Significant Deficiency in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain significant deficiency in our accounting and finance personnel. Specifically, although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require substantial training and assistance in U.S. GAAP matters so as to meet with the higher demands of being a U.S. public company. Our management’s assessment of the effectiveness of internal control over financial reporting is that this significant deficiency continues to exist as of June 30, 2008. In order to correct such deficiency, we are committed to hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Corporate Structure

If we are unable to timely remit the purchase price for the acquisition of Heilongjiang Weikang, the approval and designation of Heilongjiang Weikang as a foreign investment enterprise and Sinary as the 100% owner of Weikang may be revoked, and the acquisition of Heilongjiang Weikang may be deemed void.

Under applicable PRC regulations, Sinary's acquisition of Heilongjiang Weikang  is deemed completed as of November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce (“SAIC”) issued a business license to Heilongjiang Weikang as a foreign invested enterprise, with Sinary as the 100% owner of Heilongjiang Weikang’s registered capital, after approval of the acquisition by the Heilongjiang Provincial Government on November 6, 2007. Sinary orignally  had three months from the Issuance Date to remit the purchase price, in accordance with the requirements of applicable PRC regulations, provided that Sinary may apply for an extension, subject to governmental approval. On August 9, 2008, the SAIC reissued Heilongjiang Weikang a business license to expire on February 9, 2009, effectively extending the payment date of the purchase price to the  expiration date of the reissued license. If we are unable to remit the purchase price by February 9, 2009, we cannot guarantee that we will be able to secure the necessary governmental approval for an extension, nor can we determine, at this time, the length of the extension we may receive assuming that we are able to secure the necessary governmental approval. In the event that we are unable to timely remit the purchase price, the Heilongjiang Provincial Government and the SAIC may revoke the approval and license of Heilongjiang Weikang as a foreign invested enterprise, and Sinary as the 100% owner of Heilongjiang Weikang, thereby voiding the acquisition. In the event that the acquisition is voided, we will not be the owner of any equity interests in Heilongjiang Weikang, and as a result, Heilongjiang Weikang will no longer be our operating business. Should this occur, we may seek to acquire the equity interests of Heilongjiang Weikang through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

We conduct our business primarily through our affiliated Chinese entity, Heilongjiang Weikang. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from Heilongjiang Weikang. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

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

Risks Related to an Investment in Our Securities

In the event the acquisition of Heilongjiang Weikang is voided, the price of our common stock may be dramatically and adversely impacted.

From and after the closing of the share exchange transaction with Sinary, Heilongjiang Weikang is our only operating business, from which all of our revenues are derived. Although Sinary’s acquisition of Heilongjiang Weikang is deemed completed as of November 9, 2007 (the “Issuance Date”), when the Heilongjiang Office of the State Administration for Industry and Commerce (“SAIC”) issued a license, following approval of the acquisition transaction from the Heilongjiang Provincial Government, that designates Heilongjiang Weikang as a foreign invested enterprise and Sinary as the 100% owner of Heilongjiang Weikang’s registered capital, Sinary has not yet remitted the acquisition price for Heilongjiang Weikang (the “Acquisition Price”) as of the date of this current report. While we now have until February 9, 2009 to remit the Acquisition Price, in light of Heilongjiang Weikang’s business license reissued by the SAIC on August 9, 2008, there is no guarantee that we will be able to do so in a timely manner. If we are unable to timely remit the Acquisition Price by February 9, 2009 or to secure further extension, the acquisition of Weikang may be voided in accordance with applicable PRC regulations. As a result, we will not own of any equity interests in Heilongjiang Weikang, and Heilongjiang Weikang will no longer be our operating business. Should this occur, our revenues will be negatively impacted, as we will have to exclude those of Heilongjiang Weikang, which, in turn, may cause a dramatic decrease the price of our common stock.

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

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Reference is made to our Information Statement on Form DEF14C filed with the SEC on May 14, 2008, and the information contained in the Information Statement is incorporated herein by reference.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

2.1
Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)

3.1	Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)

3.2	Articles of Amendment to Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)

3.3	Amended and Restated Articles of Incorporation of Expedition Leasing as filed with the State of Florida (2)

3.4	Articles of Merger filed with the Secretary of State of Nevada on June 10, 2008 (3)

3.5	Articles of Merger filed with the Secretary of State of Florida on June 12, 2008 (3)

3.6	Bylaws of Weikang Bio-Technology Group Co., Inc. (4)

4	2008 Stock Incentive Plan (5)

10.1
Stock Transfer Agreement dated as of June 30, 2008 by and among Heilongjiang Weikang Bio-Technology Group Co., Ltd., Beijing Shiji Qisheng Trading Co., Ltd., Tri-H Trade (U.S.A.) Co., Ltd., and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (6)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the SEC on June 30, 2006 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2008 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Information Statement on Schedule 14C filed with the SEC on May 14, 2008 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Form S-8 filed with the SEC on June 24, 2008 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	WEIKANG BIO-TECHNOLOGY GROUP CO, INC.

	By:	/s/ Yin Wang
Yin Wang Chief Executive Officer (Principal Executive Officer)