Form 10-Q
period 2008-09-30
WEIKANG BIO-TECHNOLOGY GROUP CO INC
filed 2008-11-19
CIK 1365354

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 19, 2008, the Registrant had 25,229,800 shares of Common Stock outstanding.

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

In this document, the words "we," "our," "ours," "us," and “Company” refer to Weikang Bio-Technology Group Co, Inc. and our subsidiaries.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,135,997	$117,240
Accounts receivable	1,032,768	25,711
Advance to suppliers	106,921	73,033
Inventory	236,976	199,160
Other receivables	12,091	66,082
Due from officer	485,268	2,818,265
Due from related party	157,607	135,777

Total current assets	3,167,628	3,435,268

NONCURRENT ASSETS
Property and equipment, net	11,010,024	3,771,188
Construction in progress	340,202	275,832
Intangible assets	12,294,820	538,355
Deferred tax asset	-	27,726

Total noncurrent assets	23,645,046	4,613,101

TOTAL ASSETS	$26,812,674	$8,048,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$38,555	$24,417
Unearned revenue	4,811
Value added tax payable	914,241	-
Accrued liabilities and other payables	17,735,595	7,627,907
Advance from officer	650,000	650,000

Total current liabilities	19,343,202	8,302,324

CONTINGENCIES

DEFERRED TAX LIABILITY	3,597,520	-

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding 25,229,800 shares	252	252
Additional paid in capital	(1,514,370)	(241,551)
Statutory reserve	1,883,599	261,260
Accumulated other comprehensive income	829,945	196,432
Retained earnings	2,672,526	(470,348)

Total stockholders' equity	3,871,952	(253,955)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,812,674	$8,048,369

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	FOR THE NINE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2008
	(UNAUDITED)	(UNAUDITED)

Net sales	$6,651,947	$3,452,049

Cost of goods sold	2,214,935	1,048,897

Gross profit	4,437,012	2,403,152

Operating expenses
Selling expenses	18,242	12,683
General and administrative expenses	569,472	201,609

Total operating expenses	587,714	214,292

Income from operations	3,849,298	2,188,860

Non-operating income (expenses)
Interest income	198	31
Financial expense	(4,473)	(3,868)
Other income	343	343
Other expenses	(716)	(8)

Total non-operating expenses	(4,648)	(3,502)

Income before income tax	3,844,650	2,185,358

Income tax	352,255	352,255

Net income	3,492,395	1,833,103

Other comprehensive item
Foreign currency translation	633,512	76,268

Comprehensive Income	$4,125,907	$1,909,371

Basic and diluted weighted average shares outstanding	25,229,800	25,229,800

Basic and diluted net earnings per share	$0.14	$0.07

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,492,395
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	333,702
(Increase) decrease in current assets:
Accounts receivable	(612,712)
Other receivables and advances to suppliers	14,097
Inventory	20,751
Increase (decrease) in current liabilities:
Accounts payable	12,138
Unearned revenue	4,697
Accrued liabilities and other payables	3,897
Value added tax payable	429,827

Net cash provided by operating activities	3,698,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business	(4,868,967)
Acquisition of property & equipment	(34,616)
Construction in progress	(44,022)
Cash acquired at purchase of business	10,176

Net cash used in investing activities	(4,937,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from officer	2,459,922
Due from related party	(234,408)

Net cash used in financing activities	2,225,514

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	31,880

INCREASE IN CASH & CASH EQUIVALENTS	1,018,757

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	117,240

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,135,997

Supplemental Cash flow data:
Income tax paid	$-
Interest paid	$-

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescriptive medicine.

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 audited financial statements. The results for the nine and three months ended September 30, 2008 do not necessarily indicate the results for the full year ended December 31, 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary, Tianfang, Weikang’s wholly-owned subsidiary from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for bad debts at September 30, 2008 and December 31, 2007.

Inventory

Inventories are valued at a lower cost or market with cost determined on a moving weighted average basis. Costs of work in progress and finished goods comprise direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with salvage value of 10% and estimated lives ranging from 3 to 20 years as follows:

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

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

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Heilongjiang Weikang is governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Heilongjiang Weikang is exempt from income tax for three years from 2006 to 2008.  Tianfang is subject to 25% income tax rate.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition is met are recorded as unearned revenue.

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

Sales returns and allowances was $0 for the nine and three months ended September 30, 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of Tianfang.

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine and three months ended September 30, 2008 included net income and foreign currency translation adjustments.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company has one reportable business segment. All of the Company's assets are located in the PRC.

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expenses as incurred. For the nine and three months ended September 30, 2008 the research and development expense were $0.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

New Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

●	Acquisition costs will be generally expensed as incurred;
●	Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
●
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

●	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
●	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
●	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

3. INVENTORY

Inventory at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$75,891	$136,010
packing materials	62,245	28,258
Finished Goods	98,840	34,892
Total	$236,976	$199,160

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)	December 31, 2008
Building	$7,869,899	$2,736,841
Building improvements	913,681	508,184
Production equipment	2,272,332	482,062
Office furniture and equipment	180,103	24,193
Vehicles	118,736	63,894
	11,354,751	3,815,174
Less: Accumulated depreciation	(344,727)	(43,986)
	$11,010,024	$3,771,188

Depreciation expense for the nine and three months ended September 30, 2008 was $291,000 and $153,000, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress mainly represented payment made for the construction of a new plant for Heilongjiang Weikang.

6. OTHER RECEIVABLES

Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.

7. RELATED PARTY TRANSACTIONS

Due from Officer

Due from officer represented funds provided to an officer of the Company who used the funds to pay for the partial payment on behalf of Heilongjiang Weikang in connection with the acquisition of Tianfang.

Due from Related Party

Due from related party represented accounts receivable arising from sales made to a related company owned by the Company’s chief executive officer. As of September 30, 2008 and December 31, 2007, due from this related party was $157,607 and $135,777, respectively. Sales to this related party during the nine and three months ended September 30, 2008 was approximately $96,000 and $11,000, respectively.

Sales to Related Party

During the nine and three months ended September 30, 2008, sales were made to another related company owned by the Company’s chief executive officer in the amount of approximately $729,000 and $157,000, respectively. The receivables from this related party was $0 as of September 30, 2008 and December 31, 2007.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Advance from officer

Advance from officer represented the payment made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)	December 31, 2008
Land use right	$8,744,650	$540,263
Goodwill arising from acquisition of Tianfang	3,587,072	-
Software	7,226	-
	12,338,948	540,263
Less: Accumulated amortization	(44,128)	(1,908)
	$12,294,820	$538,355

All land in the PRC is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization expense for nine and three months ended September 30, 2008 was $41,100 and $35,100, respectively.  Amortization expense for the next five years is expected to be $203,500, $203,500, $203,500, $203,500 and $203,500 respectively.

9. MAJOR CUSTOMERS AND VENDORS

Five and three major customers who are dealers of the Company collectively accounted for 70% and 32% of the Company’s net revenue for the nine and three months ended September 30, 2008,    respectively.  These customers accounted for about 18%, 16%, 13%, 12% & 11% of the sales for the nine months ended September 30, 2008, respectively, including a related party owned by the Company's chief executive officer,  which accounted for about 11% of the total sales. Three customers accounted for about 11%, 11%, and 10% of the sales for the three months ended September 30, 2008, respectively. At September 30, 2008 and December 31, 2007, the total receivable balance due from these five customers was $0.

Five and one vendors collectively provided 57% and 10% of the Company’s purchase of raw materials for the nine and three months ended September 30, 2008, respectively. These vendors counted for about 13%, 12%, 11%, 11%, and 10% of the purchases for the nine months ended September 30, 2008, respectively. The Company did not have accounts payable to these vendors at September 30, 2008 and December 31, 2007.

 10. OTHER PAYABLES

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Other payables also consisted of the unpaid portion of the purchase price of approximately $10,104,000 that Heilongjiang Weikang obligated to pay to Tianfang’s former owners within one year from the acquisition date.  This payable does not bear any interest, and is payable in two installments, the first, in the amount of $2,000,000, is due 90 calendar days after the date of the stock transfer agreement, and the second, in the amount of $9,190,000, is due on the first anniversary of the agreement date.

11. DEFFERED TAX ASSET (LIABILITY), NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land.

At September 30, 2008 and December 31, 2007, deferred tax asset (liability) consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	$29,664	$27,726
Deferred tax liability arising from the acquisition of Tianfang	(3,627,184)	-
Deferred tax asset (liability)	$(3,597,520)	$27,726

12. INCOME TAXES

Heilongjiang Weikang is exempt from income tax for three years from 2006 to 2008.  Net income for the nine and three months ended September 30, 2008 would have been lower by approximately $650,000 and $238,000, respectively if Heilongjiang Weikang was not subject an income tax holiday.

Sinary had net operating loss of approximately $650,000 at September 30, 2008 and December 31, 2007. A 100% valuation allowance has been established due to the uncertainty of its realization.

Tianfang is subject to normal PRC corporate income tax rate of 25%.

Heilongjiang Weikang is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the nine and three months ended September 30, 2008, the Company’s effective income tax rate differs from the US statutory rate  due to the effect of tax holiday.

13. STATUTORY RESERVES

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

14. CONTINGENCIES

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

15. ACQUISITION OF TIANFANG AND PRO FORMA CONSOLIDATED STATEMENT OF INCOME

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for the aggregate purchase price of $15,000,000 (RMB 102,886,500).

The operating results of the Company for the nine months ended September 30, 2008 and Tianfang for the two months ended September 30, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, August 1, 2008 has been designated as the acquisition date.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The following table summarizes the fair values of the assets acquired and liabilities assumed of Tianfang, at the date of acquisition.   The total consideration for acquisition exceeded fair value of the net assets acquired by $3,565,578. The excess was recorded as goodwill.

Cash	$10,146
Accounts receivable	388,641
Other receivables	3,988
Inventory	45,161
Property and equipment	7,194,302
Land use right	8,117,686
Goodwill	3,565,578
Tax payable	(498,259)
Advances from shareholder	(221,794)
Deferred tax liability	(3,605,449)
Purchase price	$15,000,000

The following unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2008 and 2007 present the Company’s operations as if the acquisition of Sinary, Heilongjiang Weikang and Tianfang had occurred on January 1, 2008 and 2007, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the nine months ended September 30, 2008		Sinary	Heilongjiang Weikang	Tianfang	Pro forma Adjustments (a)	Pro forma Consolidated
Net Revenue	$		$4,828,811	$2,937,129	$	$7,765,940
Cost of Revenue			1,737,747	951,097	144,193	2,833,037
Gross Profit			3,091,064	1,986,032	(144,193)	4,932,903
Operating expenses:
Selling expenses			5,660	16,522		22,182
General and administrative expenses			467,592	196,287	216,289	880,168
Total operating expenses			473,252	212,809	216,289	902,350
Income from operations			2,617,812	1,773,223	(360,482)	4,030,553
Total non-operating expenses			(4,989)	(372)		(5,361)
Income (loss) before income tax			2,612,823	1,772,851	(360,482)	4,025,192
Income tax				487,667	(90,120)	397,547
Net income (loss)	$		$2,612,823	$1,285,184	$(270,361)	$3,627,646

a) Pro forma adjustment is to record additional amortization of $132,023 for the land use right and increased depreciation of $228,459 for the fixed assets and related income tax effect of $90,120 as a result of the purchase of Tianfang.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

For the nine months ended September 30, 2007		Sinary	Heilongjiang Weikang	Tianfang	Pro forma Adjustments (b)	Pro forma Consolidated
Net Revenue	$		$2,935,010	$10,323,968	$	$13,258,978
Cost of Revenue			1,474,004	4,707,287	89,375	6,270,666
Gross Profit			1,461,006	5,616,681	(89,375)	6,988,312
Operating expenses:
Selling expenses			7,651	1,110,861		1,118,512
General and administrative expenses			230,816	243,586	177,811	652,213
Total operating expenses			238,467	1,354,447	177,811	1,770,725
Income from operations			1,222,539	4,262,234	(267,187)	5,217,586
Total non-operating expenses			(1,849)	7,689		5,840
Income (loss) before income tax			1,220,690	4,269,923	(267,187)	5,223,426
Income tax				1,029,377	(106,800)	922,577
Net income (loss)	$		$1,220,690	$3,240,546	$(160,387)	$4,300,849

b) Pro forma adjustment is to record additional amortization of $123,495 for the land use right and increased depreciation of $143,692 for the fixed assets and related income tax effect of $106,800 as a result of the purchase of Heilongjiang Weikang and Tianfang.

16. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the nine month periods ended September 30, 2008 presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively called the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of and information currently available to, Company's management as well as estimates and assumptions made by Company's management. Readers are urged not to place undue reliance on these forward-looking statements, which are  only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", or the negative of these terms and similar expressions as they relate to Company or Company's management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risk contained in the section of operations and results of operations, and any businesses that Company may acquire.) Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform to these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the  entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition,  results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See "Foreign Currency Translation and Comprehensive Income (Loss)" and "Foreign Exchange Rates" below for information concerning the exchange rates at the  Renminbi ("RMB") were translated into US Dollars ("USD") at various pertinent dates and for pertinent periods.

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

Tianfang was incorporated in the Guizhou Province, PRC in 1998.  Tianfang is engaged in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescriptive medicine.

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

Basis of Presentation on Principle of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary, from the date of Sinary’s acquisition of Weikang, and Tianfang, Weikang’s wholly-owned subsidiary, from the date of Weikang’s acquisition of Tianfang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with salvage value of 10% and estimated lives ranging from 3 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Recent Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

    In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars. The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Heilongjiang Weikang had occurred as of the beginning of fiscal 2007 is presented in Note 15 to our unaudited consolidated financial statements included in this report.

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2008		2007 (pro forma)
	(in U.S. Dollars, except for percentages)
Sales	$3,452,049	100%	$1,063,733	100%
Cost of sales	$1,048,897	30%	$568,172	53%
Gross Profit	$2,403,152	70%	$495,561	47%
Operating Expense	$214,292	6%	$79,622	7.5%
Income From Operations	$2,188,860	63%	$415,939	39%
Other Expenses	$3,502	0.1%	$1,792	0.17%
Income tax expenses	$352,255	10%	$-	-%
Net Income	$1,833,103	53%	$414,147	39%

Revenues. During the three months ended September 30, 2008, we had revenues of $3.45 million as compared to revenues of $1.06 million for the three months ended September 30, 2007, an increase of approximately $2.39 million or 225%. This increase is attributable to increased demand of our products from our dealers and distributors and combined operations of Heilongjiang Weikang and Tianfang following the acquisition of 100% of Tianfang by Weikang on July 22, 2008. We believe that our sales will continue to grow as we continue to improve the quality of our existing products and to develop new products.

Cost of Revenues. Cost of revenues increased $480,725 or 85%, from $568,172 for the three months ended September 30, 2007 to $1,048,897 for the same period in 2008. The increase was mainly due to the increase of production and sales activities during the third fiscal quarter in 2008. We had decrease in cost of revenue as a percentage of net revenues for the three months ended September 30, 2008, approximately 30% as compared to approximately 53% for the three months ended June 30, 2007, which was attributable to increased production volume with decreased average production cost.

Gross Profits. Gross profit was $2.4 million for the three months ended September 30, 2008 as compared to $0.5 million for the same period in 2007, representing gross margins of approximately 70% and 47% of revenues, respectively. The increase in our gross profits was mainly due to decrease in cost of revenue as a percentage of net revenue.

Operating Expenses. Total operating expenses consists of selling, general and administrative expenses of $214,292 for the three months ended September 30, 2008 as compare to $79,622 for the three months ended September 30, 2007, an increase of $134,670 or 169%. This increase is in proportion with our increased sales and production activities.

Net Income. Our net income for the three months ended September 30, 2008 was $1.83 million as compared to $0.41 million for the same period in 2007. While this is in part due to increased sales volume with decreased average production cost, Heilongjiang Weikang also continued to benefit from our exemption from income tax. Our management believes that net income will continue to increase as we continue to offer better quality and more variety of products and to improve our manufacturing efficiency.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.
On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars. The pro forma financial information of the consolidated statement of income of the Company as if the acquisition of Sinary and Heilongjiang Weikang had occurred as of the beginning of fiscal 2007 is presented in Note 15 to our unaudited consolidated financial statements included in this report.

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2008		2007 (pro forma)
	(in U.S. Dollars, except for percentages)
Sales	$6,651,947	100%	$2,935,010	100%
Cost of sales	$2,214,935	33%	$1,474,004	50%
Gross Profit	$4,437,012	67%	$1,461,006	50%
Operating Expense	$587,714	9%	$238,467	8%
Income From Operations	$3,849,298	58%	$1,222,539	42%
Other Expenses	$4,648	0.07%	$1,849	0.06%
Income tax expenses	$352,255	5.3%	$-	-%
Net Income	$3,492,395	52.5%	$1,220,690	42%

Revenues. During the nine months ended September 30, 2008, we had revenues of $6.65 million as compared to revenues of $2.94 million for the nine months ended September 30, 2007, an increase of approximately $3.72 million or 127%. This increase is attributable to increased demand from our dealers and distributors and combined operations of Heilongjiang Weikang and Tianfang following the acquisition of 100% of Tianfang by Weikang on July 22, 2008. We believe that our sales will continue to grow as we continue to improve the quality of our existing products and to develop new products.

Cost of Revenues. Cost of revenues increased $740,931 or 50%, from $1.47 million for the nine months ended September 30, 2007 to $2.21 million for the same period in 2008. The increase was mainly due to the increase of production and sales activities during the nine months ended September 30, 2008. We had decrease in cost of revenue as a percentage of net revenues for the nine months ended September 30, 2008, approximately 33% as compared to approximately 50% for the nine months ended September 30, 2007, which was attributable to increased production volume with decreased average production cost.

Gross Profit. Gross profit was $4.44 million for the nine months ended September 30, 2008 as compared to $1.46 million for the same period in 2007, representing gross margins of approximately 67% and 50% of revenues, respectively. The increase in our gross profits was mainly due to decrease in cost of revenue as a percentage of net revenue.

Operating Expenses. Total operating expenses consists of selling, general and administrative expenses of $587,714 for the nine months ended September 30, 2008 as compare to $238,467 for the nine months ended September 30, 2007, an increase of $349,247 or 146%. This increase is in proportion to our increased sales and production activities.

Net Income. Our net income for the nine months ended September 30, 2008 was $3.49 million as compared to $1.22 million for the same period in 2007. While this is in part due to increased sales volume with decreased average production cost, we also continued to benefit from our exemption from income tax for Heilongjiang Weikang. Our management believes that net income will continue to increase as we continue to offer better quality and more variety of products and to improve our manufacturing efficiency.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash and cash equivalents of approximately $1.14 million, other current assets of approximately $2.03 million, and current liabilities of approximately $19.34 million. Negative working capital amounted to $16.18 million at September 30, 2008. The ratio of current assets to current liabilities was 0.16-to-1 as of September 30, 2008.

    The negative working capital and the ratio of current assets to current liabilities are primarily related to other payable of approximately $7,620,000 that Sinary is obligated to pay to the prior owners of Heilongjiang Weikang on or before February 9, 2009, which is non-interest bearing; and the remaining purchase price of approximately $10,104,000 that Heilongjiang Weikang obligated to pay to Tianfang’s former owners within one year from the acquisition date. This payable also does not bear any interest, and is payable in two installments, the first, in the amount of $2,000,000, is due 90 calendar days after the date of the stock transfer agreement, and the second, the remaining balance, is due on the first anniversary of the agreement date.

The following is a summary of cash provided by or used in each of the indicated types of activities during the period ended September 30, 2008:

	2008	2007
Cash provided by (used in):		(Pro Forma)
Operating Activities	$3,698,792	$1,896,456
Investing Activities	$(4,937,429)	$(95,242)
Financing Activities	$2,225,514	$(1,740,146)

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2008, as compared to net cash provided by operating activities of $1.9 million for the nine months ended September 30, 2007. The increase in net cash flow from operating activities for the nine months ended September 30, 2008 was mainly due to an increase in value added tax payable and accounts payables.  In addition, our net income for nine months ended September 30, 2008 increased significantly as compared to the same period of 2007, which provided more cash to the Company.

Net cash used in investing activities was $4.94 million for the nine months ended September 30, 2008, as compared to net cash used in investing activities of $95,242 for the same period of 2007.  The increase of net cash used in investing activities during the nine months ended September 30, 2008 was mainly due to the partial payment made for the acquisition of Tianfang during the nine months ended September 30, 2008. The acquisition was completed on July 22, 2008, and Heilongjiang Weikang now owns 100% of Tianfang.

Net cash provided by financing activities was $2.23 million for the nine months ended September 30, 2008 as compared to net cash used in financing activities of $1.74 million for the same period of 2007. The increase of net cash from financing activities for the nine months ended September 30, 2008 was mainly due to repayment of Weikang’s management for the sales receipts that was originally received by Weikang’s management on behalf of Weikang.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $633,512 and $76,268 during the nine and three months ending September 30, 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

September 30, 2008

Balance sheet items, except for the registered and paid-up capital, as of September 30, 2008	USD0.1467:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period January 1, 2008 to September 30, 2008	USD0.1432:RMB1

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Assessment of Significant Deficiency in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain significant deficiency in our accounting and finance personnel. Specifically, although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require substantial training and assistance in U.S. GAAP matters so as to meet with the higher demands of being a U.S. public company. Our management’s assessment of the effectiveness of internal control over financial reporting is that this significant deficiency continues to exist as of September 30, 2008. In order to correct such deficiency, we are committed to hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

    Not required

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

2.1
Stock Transfer Agreement dated as of June 30, 2008 by and among Heilongjiang Weikang Bio-Technology Group Co., Ltd., Beijing Shiji Qisheng Trading Co., Ltd., Tri-H Trade (U.S.A.) Co., Ltd., and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (1)

3.1	Articles of Merger filed with the Secretary of State of Nevada on June 10, 2008 (2)

3.2	Articles of Merger filed with the Secretary of State of Florida on June 12, 2008 (2)

4	2008 Stock Incentive Plan (3)

10.1
Stock Transfer Agreement dated as of June 30, 2008 by and among Heilongjiang Weikang Bio-Technology Group Co., Ltd., Beijing Shiji Qisheng Trading Co., Ltd., Tri-H Trade (U.S.A.) Co., Ltd., and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (4)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2008 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2008 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Form S-8 filed with the SEC on June 24, 2008 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2008	WEIKANG BIO-TECHNOLOGY GROUP CO, INC.

	By:	/s/ Yin Wang
Yin Wang Chief Executive Officer (Principal Executive Officer)