Form 10-K
period 2008-12-31
WEIKANG BIO-TECHNOLOGY GROUP CO INC
filed 2009-04-15
CIK 1365354

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number 000-1365354

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2816569 (I.R.S. employer identification number)

No. 365 Chengde Street, Daowai District, Harbin
Heilongjiang Province, PRC 150020
(Address of principal executive offices and zip code)

(86451) 8835 5530
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $12,852,884.

The aggregate market value of the voting stock on April 9, 2009 (consisting of Common Stock, $0.00001 par value per share) held by non-affiliates was approximately $524,784 based upon the most recent sales price for such Common Stock on said date ($1.04). April 9, 2009, there were 25,229,800 shares of our Common Stock issued and outstanding, of which approximately 504,600 shares were held by non-affiliates.

Number of shares of common stock, par value $.00001, outstanding as of April 9, 2009: 25,229,800

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I:

ITEM 1. BUSINESS

History

As used herein the terms "We", the "Company", "WKBT", the "Registrant," or the "Issuer" refers to Weikang Bio-Technology Group Co., Inc., its subsidiaries and predecessors, unless indicated otherwise. The Company was originally incorporated on May 12, 2004 in the State of Florida as Expedition Leasing, Inc. (“Expedition”). On July 12, 2008, the Company redomiciled from the State of Florida to the State of Nevada and changed to its name to Weikang Bio-Technology Group Co., Inc. pursuant to an acquisition of Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, Sinary’s wholly owned subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Weikang” or “Heilongjiang Weikang”), a limited liability company organized and existing under the laws of the People’s Republic of China (“PRC” of “China”). Upon completion of the transaction on December 7, 2007, Sinary and Heilongjiang Weikang became our wholly-owned subsidiary. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Overview of Sinary

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million Renminbi (“RMB”), or approximately 7.6 million dollars (the “Acquisition Price”). In connection with this acquisition, on November 6, 2007, Heilongjiang Weikang was approved by the Heilongjiang Provincial Government as a foreign invested enterprise (“FIE”), and the acquisition of Heilongjiang Weikang was deemed completed on November 9, 2007, the date when the Heilongjiang Office of the State Administration for Industry and Commerce (“Heilongjiang SAIC”) issued a FIE business license to Heilongjiang Weikang, and registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital. Pursuant to the terms of the equity interests transfer agreement and the requirements of applicable PRC laws and regulations, Sinary had grace period to remit the Acquisition Price by August 6, 2009. (Please see the risk factors concerning the acquisition of Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 6.) Other than the 100% equity interest in Heilongjiang Weikang, Sinary has no other assets. Sinary conducts all of its business operations through Heilongjiang Weikang.

Overview of Heilongjiang Weikang

Heilongjiang Weikang was incorporated in the Heilongjiang Province, PRC on March 29, 2005, formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang had an initial registered capital of RMB five million. On November 21, 2006, Heilongjiang Weikang changed its corporate name to “Heilongjiang Weikang Bio-Technology Group Co., Ltd.” and increased its registered capital to RMB forty million. On October 25, 2007, the owners of Heilongjiang Weikang sold and transferred 100% of Heilongjiang Weikang’s equity interests to Sinary pursuant to an equity interests transfer agreement.  Upon completion of the transaction on November 9, 2007, Sinary became the 100% owner of Heilongjiang Weikang’s registered capital; and Heilongjiang Weikang was subsequently approved as a FIE by the Heilongjiang Provincial Government. Heilongjiang Weikang is primarily engaged in the development, manufacture, marketing and distribution of health and nutritional supplements in China.

On June 30, 2008, Heilongjiang Weikang entered into a stock transfer agreement (the “Agreement”) with Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a limited liability company organized and existing under the laws of China, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a limited liability company organized and existing under the laws of China (“Shiji Qisheng”), and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”). Pursuant to the terms of the Agreement, Heilongjiang Weikang acquired 100% of the issued and outstanding equity interests of Tianfang in exchange for the aggregate purchase price of $15,000,000 (the “Consideration”). The transaction was completed on July 22, 2008. Heilongjiang Weikang has paid $11,192,970 of the $15,000,000 as of the end of 2008. The remaining balance of the acquisition purchase price will be paid off by the first quarter of 2009. We believe the acquisition with Tiangfang will strengthen our distribution channels and enrich our production line. As a result of the acquisition we now not only sell Chinese herbal extract products, but we also sell “western” pharmaceuticals.

Overview of Tianfang

Tianfang was incorporated in the Guizhou Province, China in 1998 with registered capital of RMB 5,900,000. Tianfang is located within the Zhazuo Medicine Industry Area of Xiuwen country, Guiyang City, Guizhou Province, China where it engages in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescription pharmaceuticals.  Tianfang’s operations comprise 71,907 square meters with 14,675 square meters of factory facilities. The business of Tianfang is well developed and benefits from economy of scale and cost. Tianfang currently has 175 employees, including 32 full-time administrators, and 88 full-time production workers and 55 part-time sales representatives. Tiangfang has six production lines and all of their products have received Good Manufacturing Practices (“GMP”) certification. In 2008, Tiangfang had sales revenues of $5.43 million and net income of $2.3 million.

Business Description of the Company

Since the reverse merger with Sinary and Heilongjiang Weikang was consummated, the Company has continued operations of Heilongjiang Weikang, which is principally engaged in developing, manufacturing and distributing health and nutritional supplements in China, in compliance with Chinese requisite licenses and approvals. The Company also expands its business scope to develop, manufacture and distribute Chinese herbal extract products and GMP certified western prescriptive medicine through the acquisition with Tianfang by Heilongjiang Weikang.

Principal Products or Services

Heilongjiang Weikang is located in Heilongjiang Province in Northeastern China, with principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of products are Chinese herbal-based health and nutritional supplements. Heilongjiang Weikang actively seeks to maintain and improve the quality of its products, and since April 2006, Heilongjiang Weikang has implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of its manufacturing processes.

Heilongjiang Weikang currently manufactures and distributes a series of internally developed health supplements under a Chinese trade name which English transliteration is “Rongrun”. The “Rongrun”-line of products presently include:

Rongrun Youth Keeping Capsules

Rongrun Youth Keeping Capsules contain kudzu vine root, soybean isoflavone, oil extract from Chinese forest frog, jequirity fruit, and Vitamin E. These capsules may promote the restoration of the natural balance of female hormones reduce symptoms of irritability, depression, headache, vomiting, high blood pressure, and other conditions related to menopause. Balancing female hormones may lower the risk of arteriosclerosis by utilizing the body’s natural protection against heart diseases before menopause. These capsules are also intended to increase the absorption of calcium, which may deter the onset of osteoporosis, and to enhance the body’s immune system in order to counter negative health conditions associated with aging beyond menopause. This product accounted for approximately 5.9% of our total sales in 2008.

Rongrun Energy Keeping Capsules

The key component of the Rongrun Energy Keeping Capsules is grape seed extract, which is harvested for its high content of oligomeric proacnthocyanidins (OPC). OPC is being studied for its antioxidant properties in reducing free radicals and oxidative stress, which may be effective in reducing the risk of cardiovascular disease by promoting blood vessel elasticity and countering inflammation, and promote a slower and healthier aging process by increasing skin elasticity and smoothness, joint flexibility and heightening immunity. Other ingredients of the Energy Keeping Capsules include Barbary wolfberry fruit, which may improve eyesight and promote liver function by reducing lipid accumulation in the liver, Vitamin E and oil extracted from corn endosperm, which is the albumin tissue produced in the seeds during fertilization and is rich in nutrients. This product accounted for approximately 9.8% of our total sales in 2008.

Rongrun Vitamin Sugar Capsules

The Rongrun Vitamin Sugar Capsules contain bitter melon, hawthorne fruit, propolis, cactus, Vitamin E, and oil extract from corn endosperm, and aims to reduce the onset of cardiovascular disease and fatigue, and promote healthy aging. Propolis, which is a resinous substance that bees collect from tree buds or other botanical sources and used as a sealant in the hive, has long been used in Chinese traditional medicine for the relief of inflammations, viral diseases, ulcers, and superficial burns or scalding. This product accounted for approximately 9.47% of our total sales in 2008.

Rongrun Intestine Cleansing Capsules

The Rongrun Intestine Cleansing Capsules contain shisonin, black currant, Vitamin E, and oil extract from corn endosperm. Shisonin (perilla frutescens), or wild red basil, has long been harvested in China for its medicinal properties. These capsules are intended to lower blood lipid levels in order to reduce the likelihood of brain and heart vessel related diseases, to provide nutrition for the brain and the optic nerve, to strengthen the immune system, and to promote a healthy aging process. This product accounted for approximately 9.27% of our total sales in 2008.

Rongrun Artery Cleansing Capsules

The constituent ingredients of the Rongrun Artery Cleansing Capsules are gingko, hawthorn fruit, Vitamin E, and oil extract from corn endosperm. Ginkgo extract may have three effects on the human body: it may improve blood flow (including microcirculation in small capillaries) to most tissues and organs; it may protect against oxidative cell damage from free radicals; and it may block many of the effects of platelet-activating factor (platelet aggregation, blood clotting) that have been related to the development of a number of cardiovascular, renal, respiratory and central nervous system diseases are intended to reduce the level of cholesterol built-up in the arteries in order promote healthier heart and brain functions and to decrease the likelihood of heart attacks and strokes. This product accounted for approximately 9.52% of our total sales in 2008.

Rongrun Royal Jelly Extract

Royal Jelly is a honey bee secretion that is used in the nutrition of the bee larvae, and has been used as part of traditional Chinese medicine since the early first century. Royal Jelly is a rich source of complete protein, containing all the essential amino acids, as well as essential fatty acids, minerals and vitamins, particularly pantothenic acid (B-5) and pyridoxine (B-6). Royal Jelly also contains collagen; lecithin; and vitamins A, C, D and E. Additionally, Royal Jelly contains several other compounds that have been shown to help lower cholesterol. Another component in Royal Jelly, 10-Hydroxy-2-Decenoic Acid (10-HDA), is being studied for its immuno-regulatory and anti-cancer properties. While Royal Jelly is widely available commercially, Weikang’s Rongrun Royal Jelly Extract is distinguished from the competition by its enhanced concentration of 10-HDA. Weikang introduced its Royal Jelly product in 2007. This product accounted for approximately 9.55% of our total sales in 2008.

Rongrun Kidney Boost Tonic

Rongrun Kidney Boost Tonic contains various traditional Chinese herbs including ginseng, dioscorea and cistanche salsa. All of the components in our tonic have been used for centuries in China to strengthen and promote healthy kidney functions. A tenet of traditional Chinese medicine is that a strong kidney attributes to strong “qi”, which translates into strong bones, sharp vision, clarity of hearing, and healthy organs, while unhealthy kidneys are responsible for weak “qi” as manifested by physical weakness, low energy level, mental deficiency, high blood pressure and reduced sex drive. This product accounted for approximately 3.3% of our total sales in 2008.

Ferrous Fumarate Granule

Ferrous Fumarate Granule contains Ferrous Fumarate. It is used for iron deficiency anemia caused by various reasons, such as, chronic blood loss, malnutrition, pregnancy, or child development period.  This product accounted for approximately 11.34% of our total sales in 2008.

Eucommia Ulmoides Oliv Granule

The key components of Eucommia Ulmoides Oliv Granule are Eucommiae ulmoides Oliv, Eucommiae ulmoides Oliv leaves, which is nourishing liver and kidney, strengthening muscles and bones. This product accounted for approximately 15.35% of our total sales in 2008.

Bushen Qiangshen Tablet

Bushen Qiangshen Tablet contains Epimedium, dodder, Rosa laevigata, glossy privet fruit and cibot rhizome, which may be effective in nourishing the liver and kidney, enriching yin, strengthening yang, and enhancing health and brain function. This product accounted for approximately 6.77% of our total sales in 2008.

Tinidazole Vaginal Effervescent Tablet

The key component of Tinidazole Vaginal Effervescent Tablet is Tinidazole.  It is intended to fight infections caused by anaerobe, especially for anaerobic infection of female reproductive systems. This product accounted for approximately 9.79% of our total sales in 2008.

Product Development

      Our current products under development as of December 31, 2008 include: 10-hydroxy-2-decylenic acid, commonly known as 10-HDA, in gel capsule and in powder formats. 10-HDA has been promoted as having anti-cancer properties and used in the treatment of radiation damages and angiocardiopathy. Our products have been approved by the Heilongjiang Department of Health, although we have not yet begun production as of the date of this annual report we expect production to begin in 2009.

      In cooperation with Forest Ecology Department of Northeast Forestry University in 2008 we have been developing new product lines involving the planting of‘ShuangBaoGu’( a variety of mushroom) on Saline-alkali Soil.  Through a process involving the fruit of  ‘ShuangBaoGu’, sweet corn, and beet we obtain sweet corn bamboo juice, sweet corn straw juice, and beet juice.  These juices are considered by some to be good for people who suffer from cardiovascular disease.  Through the development of these products we hope to help customers reduce the level of cholesterol built-up in arteries promote healthier heart and brain functions. This project has not yet begun production as of the date of this annual report, but should be carried out sometime in 2009.

As a result of the acquisition of Tianfang, we are developing a new product known as DOFETILIDE.  DOFETILIDE is a medicine that is given to patients with atrial fibrillation (irregular heartbeats). Atrial fibrillation happens when certain parts of the heart (the chambers known as atria) beat too fast or irregularly. You may get an uncomfortable feeling in your chest and 'fluttering' or 'palpitations.' Dofetilide may help your heart to beat more regularly and stay beating regularly for a longer period of time. This medicine has not yet begun production as of the date of this annual report.

Our Distribution Methods

Since Weikang first launched its products from its home base of Heilongjiang Province in May 2006, we have extended our sales and distribution network to the national capital of Beijing as well as to four provinces, namely: Anhui, Hebei, Henan and Jiangsu. Currently, we only sell to wholesale dealers, who then distribute our products to their customers such as local retail stores and pharmacies. Weikang will continue to identify and establish business relationships with more wholesale vendors across China in order to strengthen our distribution network.

The acquisition with Tianfang has helped to expand our distribution network and increase our sales channel since Tianfang has more than 60 large-scale sale agents throughout China.

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

Dependence on Major Customers

For the year ended December 31, 2008, approximately 97.03% of the Company's total net revenues were generated by five customers, Weikang Pharmaceutical Group Co., Ltd. (14.48%), Mr. Zhiming Xun who is our Anhui distributor (23.92%), Ms. Min Wu who is our Jiangsu distributor (21.69%), Mr. Lei Shi who is our Henan distributor (19.29%) and Ms. Yumei Chen who is our Hebei distributor (17.65%). The loss of any and/or all of these customers could have a material adverse effect on our business

Our largest customer, Weikang Pharmaceutical Group Co., Ltd., is owned by Mr. Yin Wang, our current chief executive officer and chairman of the board of directors. Mr. Wang was also a shareholder of Heilongjiang Weikang Bio-Technology Group Co., Ltd., our Chinese operating company, before the company was acquired by Sinary.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and brand. As a part of their employment with Weikang, each employee agree to abide by the confidentiality provisions set forth in Weikang’s employee procedure guide. We currently have a trademark application pending before the PRC Trademark Office for the Chinese characters which English transliteration is “Rongrun”. We have also submitted trademark applications for the Chinese characters which English transliterations are “Weikang” and “Shenqi”. The examination process is expected to take up to three years to complete.

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

For fiscal year 2008, we had approximately $9,560 in R&D expenses.

Our Employees

In 2008 the Registrant had 282 employees of which 227 were considered full-time employees.  Out of our 282 employees approximately 68 are involved in our administration, 159 are involved in production and 55 are part-time sales representatives.  We have not experienced any significant work stoppage or production shutdown since inception and we do not anticipate any in the near future.  Our management believes that we have a strong relationship with our workers.

Our Principal Executive Offices

Our principal executive office is located in the Economic & Technology Development Zone, Chengxu Village, Shuangcheng Town, Shuangcheng City, Heilongjiang Province, People's Republic of China. Our telephone number is (86) 0451-88355530.

Reports to Security Holders

We file reports including our annual report, information statements as well as other reports required of publicly held companies with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the Commission at its' Public Reference Room at 100 F Street, N.E, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 1A. RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Although Weikang commenced operations in 2005, the company was a developmental stage company until May 2006 when it began selling its products. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies such as our company in China. Some of these risks and uncertainties relate to our ability to:

·	maintain our market position in the health supplements business in China;

·	offer new and innovative products to attract and retain a larger customer base;

·	attract additional customers and increase spending per customer;

·	increase awareness of our brand and continue to develop user and customer loyalty;

·	respond to competitive market conditions;

·	respond to changes in our regulatory environment;

·	manage risks associated with intellectual property rights;

·	maintain effective control of our costs and expenses;

·	raise sufficient capital to sustain and expand our business;

·	attract, retain and motivate qualified personnel; and

·	upgrade our technology to support additional research and development of new products.

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

Heilongjiang Weikang has attained the certificates, permits, and licenses required for the manufacturing, processing and distribution of health supplement products in the PRC and Tianfang has attained the certificates, permits, and licenses required for the manufacturing, processing and distribution of western medicine and Chinese herbal extracts. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

Our profitability could be adversely affected from the loss of preferential tax treatment.

Weikang has been exempt from income tax for a period of three years. The preferential tax concession that was granted by the Shuangcheng Municipal Government expired in 2008, and has not been renewed. Weikang’s tax liabilities will increase as a result and its profits will likely decline.  The company will now be responsible for a 25% income tax.

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

We currently manufacture, market and distribute seven products: (1) Rongrun Youth Keeping Capsules; (2) Rongrun Energy Keeping Capsules; (3) Rongrun Vitamin Sugar Capsules; (4) Rongrun Intestine Cleansing Capsules; (5) Rongrun Artery Cleansing Capsules; (6) Rongrun Royal Jelly Extract; (7) Rongrun Kidney Boost Tonic; (8) Ferrous Fumarate Granule; (9) Eucommia Ulmoides Oliy Granule; (10)Bushen Qiangshen Table; and (11) Tinidazole Vaginal Effervescent Table.  Some of the ingredients in our current products (and we anticipate in our future products) are vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. We could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

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

Pursuant to the Transfer Agreement, Sinary agreed to acquire 100% of the equity interests of Weikang from its owners for RMB 57 million. Under applicable PRC regulations, the acquisition is deemed completed as of November 9, 2007, the date when the Heilongjiang Office of the State Administration for Industry and Commerce issued a FIE business license to Heilongjiang Weikang, and registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital. Pursuant to the terms of the equity interests transfer agreement and the requirements of applicable PRC laws and regulations, Sinary had a grace period to remit the acquisition price of 57 million RMB by August 6, 2009. In the event that we are unable to timely remit the Acquisition Price by August 6, 2009, the Heilongjiang Provincial Government and Heilongjiang Office of the State Administration for Industry and Commerce may revoke the approval and license of Weikang as a foreign invested enterprise, and Sinary as the 100% owner of Weikang, thereby unwinding the acquisition. In the event that the acquisition is unwound, we will not be the owner of any equity interests in Weikang, and as a result, Weikang will no longer be our operating business. Should this occur, we may seek to acquire the equity interest of Weikang through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

If we are unable to timely remit the purchase price for the acquisition of Tiangfang, the acquisition of Tianfang may be deemed void.

               Pursuant to the terms of our agreement Heilongjiang Weikang acquired 100% of the issued and outstanding equity interest of Tianfang for the aggregate purchase price of $15,000,000. The transaction was completed on July 22, 2008. Heilongjiang Weikang has paid $11,192,970 of the $15,000,000 as of the end of 2008, and we hope the remaining balance of the acquisition price will be paid off by the first quarter of 2009.  In the event that Heilongjiang Weikang fails to pay the remaining balance of the acquisition price the transaction could be deemed void and Tiangfang will no longer be our operating business.   Should this occur, we may seek to acquire the equity interest of Tiangfang through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

We conduct our business primarily through our affiliated Chinese entities, Weikang and Tiangfang. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

·	actual or anticipated fluctuations in our quarterly operating results;

·	changes in financial estimates by securities research analysts;

·	conditions in pharmaceutical and agricultural markets;

·	changes in the economic performance or market valuations of other pharmaceutical companies;

·	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	addition or departure of key personnel;

·	fluctuations of exchange rates between RMB and the U.S. dollar;

·	intellectual property litigation;

·	general economic or political conditions in China.

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

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Heilongjiang Weikang’s principal executive offices and manufacturing facility are located approximately 42 kilometers south of the provincial capital Harbin, in the Economic and Technology Development Zone in the City of Shuangcheng. The land underlying the facility is approximately 9.63 acres in size, and we acquired the land use rights for this property in 2005. The facility includes two work shops, an administrative office building, a warehouse and cafeteria building, all of which are owned by us. We acquired the land use rights and the buildings of the facility from the Shuangcheng Municipal Government pursuant to an agreement in 2005, under which we agreed to renovate and utilize the site and existing buildings and structures for our health supplements business. In return, we were exempted from certain municipal fees during our renovation efforts, and we are also exempted from income tax from 2005 to 2008.

Tianfang is located within the Zhazuo Medicine Industry Area of Xiuwen country, Guiyang City, Guizhou Province, China where it engages in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescription pharmaceuticals.  Tianfang’s operations comprise 71,907 square meters with 14,675 square meters of factory facilities.  Tiangfang has 4 workshops, 1 administration building, 4 warehouses, and one staff building, all of which are owned by Tiangfang including the land use rights.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, WKBT.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.00	$0.00
6/30 6/30/2007	$0.00	$0.00
9/30/2007	$0.00	$0.00
12/31/2007	$0.00	$0.00

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.60	$0.60
6/30/2008	$1.15	$1.15
9/30/2008	$1.15	$1.15
12/31/2008	$1.04	$1.04

Year Ended December 31, 2009:	High	Low
3/31/2009	$1.04	$1.04

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

Number of Holders

As of April 1, 2009, we had 42 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

2008 Stock Incentive Plan

On June 24, 2008, our Board of Directors approved a 2008 Stock Incentive Plan for our employees, officers, and directors, and our consultants and advisors. We also filed a related Form S-8 with the SEC. As of April 9, 2009, we had no shares issued pursuant to 2008 Stock Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Florida Atlantic Stock Transfer Inc. located at 7130 Nob Hill Road, Tamarac, Florida 33321.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively called the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of and information currently available to, Company's management as well as estimates and assumptions made by Company's management. Readers are urged not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", or the negative of these terms and similar expressions as they relate to Company or Company's management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risk contained in the section of operations and results of operations, and any businesses that Company may acquire.) Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform to these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Results of Operations

Comparison of the Years Ended December 31, 2008 and the four months ended December 31, 2007

On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million RMB, or approximately 7.6 million US dollars.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for the aggregate purchase price of $15,000,000.

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31, 2008		From Inception August 31 to December 31, 2007
	(in U.S. Dollars, except for percentages)
Sales	$12,852,884	100%	$823,602	100%
Cost of Sales	$4,584,093	36%	$390,523	47%
Gross Profit	$8,268,791	64%	$433,079	53%
Operating Expense	$1,208,998	9%	$229,622	28%
Income from Operations	$7,059,793	55%	$203,457	25%
Other Income (Expenses), net	$959,735	7.5%	$(653,844)	(79%)
Income Tax Expenses	$748,919	6%	$-	-%
Net Income (Expenses)	$7,270,609	57%	$(450,387)	(55%)

Sales. During the year ended December 31, 2008, we had sales of $12.85 million (taking into account of twelve months sales of Heilongjiang Weikang and five months sales of Tianfang since the acquisition date), as compared to revenues of $0.82 million from inception of Sinary on August 31, 2007 to December 31, 2007, an increase of approximately $12.03 million or 1461%. This increase was attributable to increased demand from our dealers and distributors and combined operations of Heilongjiang Weikang and Tianfang following the acquisition of 100% of Tianfang by Weikang on July 22, 2008. We believe that our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $4.19 million or 1074%, from $0.39 million since inception of Sinary on August 31, 2007 to December 31, 2007 to $4.58 million for year 2008 (taking into account of twelve months operation of Heilongjiang Weikang and five months operation of Tianfang since the acquisition of Tianfang). The increase was mainly due to increased production and sales activities of Heilongjiang Weikang in 2008 combined with Tianfang’s sales and production since July 22, 2008.  We had a decrease in cost of sales as a percentage of sales for 2008, approximately 36% as compared to approximately 47% for the period from August 31 to December 31, 2007, which was attributable to increased production volume with decreased average production cost as a result of economy of scale.

Gross Profit. Gross profit was $8.27 million for 2008 (taking into account of twelve months operation of Heilongjiang Weikang and five months operation of Tianfang since the acquisition date) as compared to $0.43 million for the period from August 31 to December 31, 2007, representing gross margins of approximately 64% and 53% of revenues, respectively. The increase in our gross profits was mainly due to decrease in cost of sales as a percentage of sales as a result of economy of scales.

Operating Expenses. Total operating expenses consists of selling, general and administrative expenses of $1.21 million for 2008 as compare to $0.23 million for the period from August 31 to December 31, 2007, an increase of $0.98 million or 427%. This increase was attributable to the combined expenses in 2008 of Heilongjiang Weikang and Tianfang since the acquisition of Tianfang, while only Heilongjiang Weikang’s expenses were taken into account for 2007 since the acquisition of Heilongjiang Weikang by Sinary on October 25, 2007.  Operating expenses as a percentage to sales was 9% for 2008 while it was 28% for the four months of 2007, which mainly due to the economy of scale coupled with  the efficient control on the expenses by the management.

           Net Other Income (Expenses). Other income was $0.96 million for 2008 while there was other expense of $0.65 million in the four months of 2007.  Other income in 2008 mainly consisted of lease income of $1.03 million received from leasing out a workshop and use right of the technology of manufacturing the royal jelly.  Other expenses in 2007 mainly consisted of the payment of $0.65 million for purchase a shell company in US in connection with being public in US.

Net Income. Our net income for 2008 was $7.27 million as compared to net loss of $0.45 million during the period from August 31 to December 31, 2007. Net loss in the period of 2007 was mainly attributable to a payment made for $0.65 million on reverse acquisition by Sinary on December 7, 2007. Net income in 2008 was due to increased sales volume with decreased average production cost as well as combined efficient operation of Heilongjiang Weikang and Tianfang since the acquisition of Tianfang. We also continued to benefit from our exemption from income tax for Heilongjiang Weikang. Our management believes that net income will continue to increase as we continue to offer better quality and more variety of products and to improve our manufacturing efficiency.

Liquidity and Capital Resources

As of December 31, 2008, the Company had cash and cash equivalents of approximately $16,927, other current assets of approximately $1.44 million, and current liabilities of approximately $13.57 million. Negative working capital amounted to $12.12 million at December 31, 2008. The ratio of current assets to current liabilities was 0.11-to-1 as of December 31, 2008.

The negative working capital and the ratio of current assets to current liabilities are primarily related to other payable of approximately $7.62 million that Sinary is obligated to pay to the prior owners of Heilongjiang Weikang on or before October 25, 2009, which is non-interest bearing; and the remaining purchase price of approximately $3.8 million that Heilongjiang Weikang obligated to pay to Tianfang’s former owners within one year from the acquisition date. This payable also does not bear any interest and is due in full on the first anniversary from closing of the acquisition date.

The following is a summary of cash provided by or used in each of the indicated types of activities during 2008 and the period from inception August 31 to December 31, 2007:

	2008	2007
Cash provided by (used in):		(From Inception August 31 to December 31, 2007)
Operating Activities	$10,178,609	$(241,190)
Investing Activities	$(12,077,307)	$(279,933)
Financing Activities	$1,632,900	$70,693

    Net cash provided by operating activities was $10.18 million for 2008, as compared to net cash used in operating activities of $0.24 million from August 31 to December 31, 2007. The increase in net cash inflow from operating activities for 2008 was mainly due to an increase in our unearned revenues and taxes payable outstanding and decrease in accounts receivable as we didn’t have any accounts receivable outstanding at December 31, 2008.  In addition, our net income for 2008 increased significantly due to combined Heilongjiang Weikang and Tianfang’s efficient operation, which provided more cash inflow to the Company, as compared to the period from August 31 to December 31, 2007 with Heilongjiang Weikang’s operation taken into account only.

    Net cash used in investing activities was $12.08 million for 2008, as compared to net cash used in investing activities of $0.28 million for the period from August 31 to December 31, 2007.  The increase of net cash used in investing activities during 2008 was mainly due to the payment of $11.28 million made for the acquisition of Tianfang.  The acquisition was completed on July 22, 2008, and Heilongjiang Weikang now owns 100% of Tianfang.

    Net cash provided by financing activities was $1.63 million for 2008 as compared to net cash provided by financing activities of $70,693 for the period from August 31 to December 31, 2007. The increase of net cash from financing activities for 2008 was mainly due to repayment of Weikang’s management for the sales receipts that was originally received by Weikang’s management on behalf of Weikang.

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

    Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $626,719 for the year ended December 31, 2008 and $196,432 during the period from August 31, 2007 (inception) to December 31, 2007. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

    The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

December 31, 2008

Balance sheet items, except for the registered and paid-up capital, as of December 31, 2008	USD 0.1463:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period January 1, 2008 to December 31, 2008	USD 0.144:RMB 1

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

Audited Financial Summary Information for the Fiscal Years Ended December 31, 2008 and 2007

Statements of Operations (Audited)	For the fiscal year ended December 31, 2008	For the period from August 31, 2007 (inception) to December 31, 2007

Revenues	$12,852,884	$823,602
Cost of revenue	$4,584,093	$390,523
Gross profit	$8,268,791	$433,079
Operating expenses	$1,208,998	$229,622
Income from operations	$7,059,793	$203,457
Other income (expenses)	$959,735	$(653,844)
Income tax expense	$748,919	$--
Net income (loss)	$7,270,609	$(450,387)
Other comprehensive income	$626,719	$196,432
Comprehensive income	$7,897,328	$(253,955)
Net income per common share	$0.29	$(0.02)

Balance Sheet (Audited)	As of December 31, 2008	As of December 31, 2007

Available cash	$16,927	$117,240
Total current assets	$1,454,238	$3,435,268
Non-current assets	$23,312,451	$4,613,101
Total Assets	$24,766,689	$8,048,369
Current liabilities	$13,572,291	$8,302,324
Deferred tax liabilities	$3,551,025	$--
Total liabilities	$17,123,316	$8,302,324
Stockholders’ equity (deficit)	$7,643,373	$(253,955)
Total liabilities and stockholders’ equity	$24,766,689	$8,048,369

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders
Weikang Bio-Technology Group Company, Inc.

We have audited the consolidated balance sheet of Weikang Bio-Technology Group Company, Inc. and subsidiaries (Formerly known as Expedition Leasing, Inc.).  (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, shareholders equity (deficiency) and cash flows for the year ended December 31, 2008 and for the period from inception( August 31, 2007 ) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period from inception (August 31, 2007) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 1, 2009

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$16,927	$117,240
Accounts receivable	-	25,711
Advances to suppliers and other receivables	41,697	139,115
Inventory	151,942	199,160
Due from management	1,243,672	2,818,265
Due from related party	-	135,777

Total current assets	1,454,238	3,435,268

NONCURRENT ASSETS
Property and equipment, net	11,098,046	3,771,188
Construction in progress	-	275,832
Intangible assets	12,214,405	538,355
Deferred tax asset	-	27,726

Total noncurrent assets	23,312,451	4,613,101

TOTAL ASSETS	$24,766,689	$8,048,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,996	$24,417
Unearned revenue	224,271	-
Taxes payable	1,250,087	-
Accrued liabilities and other payables	11,434,937	7,627,907
Advance from officer	650,000	650,000

Total current liabilities	13,572,291	8,302,324

CONTINGENCIES AND COMMITMENTS

DEFERRED TAX LIABILITY	3,551,025	-

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding 25,229,800 shares	252	252
Additional paid in capital	(252)	(252)
Statutory reserve	512,637	19,961
Accumulated other comprehensive income	823,151	196,432
Retained earnings (accumulated deficit)	6,307,585	(470,348)

Total stockholders' equity	7,643,373	(253,955)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,766,689	$8,048,369

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED	FROM INCEPTION AUGUST 31
	DECEMBER 31, 2008	TO DECEMBER 31, 2007

Net sales	$12,852,884	$823,602

Cost of goods sold	4,584,093	390,523

Gross profit	8,268,791	433,079

Operating expenses
Selling expenses	351,840	37,035
General and administrative expenses	857,158	192,587

Total operating expenses	1,208,998	229,622

Income from operations	7,059,793	203,457

Non-operating income (expenses)
Interest income	997	1,169
Financial expense	(4,973)	(1,443)
Other income	1,032,896	-
Other expenses	(69,185)	(653,570)

Total non-operating income (expenses)	959,735	(653,844)

Income (loss) before income tax	8,019,528	(450,387)

Income tax	748,919	-

Net income (loss)	7,270,609	(450,387)

Other comprehensive income (loss)
Foreign currency translation gain	626,719	196,432

Comprehensive Income (loss)	$7,897,328	$(253,955)

Basic and diluted weighted average shares outstanding	25,229,800	24,822,865

Basic and diluted net earnings per share	$0.29	$(0.02)

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (AUGUST 31, 2007) TO DECEMBER 31, 2008

	Common Stock Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings / (Accumulated Deficit)	Total

Balance at August 31, 2007	24,725,200	$247	$(247)	$-	$-	$-	$-

Recapitalization on reverse acquisition	504,600	5	(5)	-	-	-	-

Net loss for the period	-	-	-	-	-	(450,387)	(450,387)

Transfer to statutory reserves	-	-	-	19,961	-	(19,961)	-

Foreign currency translation gain	-	-	-	-	196,432	-	196,432

Balance at December 31, 2007	25,229,800	$252	$(252)	$19,961	$196,432	$(470,348)	$(253,955)

Net income for the year	-	-	-	-	-	7,270,609	7,270,609

Transfer to statutory reserves	-	-	-	492,676	-	(492,676)	-

Foreign currency translation gain	-	-	-	-	626,719		626,719

Balance at December 31, 2008	25,229,800	$252	$(252)	$512,637	$823,151	$6,307,585	$7,643,373

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED	FROM INCEPTION AUGUST 31
	DECEMBER 31, 2008	TO DECEMBER 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,270,609	$(450,387)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,338,326	45,269
Changes in deferred tax	(38,104)	-
(Increase) decrease in current assets:
Accounts receivable	416,885	(15,640)
Advances to suppliers and other receivables	113,384	166,588
Inventory	104,205	85,680
Increase (decrease) in current liabilities:
Accounts payable	(12,856)	(63,572)
Unearned revenue	220,706	-
Accrued liabilities and other payables	243	(5,172)
Taxes payable	765,211	(3,956)

Net cash provided by (used in) operating activities	10,178,609	(241,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired at purchase of business	10,176	-
Purchase of business	(11,278,744)	-
Acquisition of property & equipment	(808,739)	(10,212)
Construction in progress	-	(269,721)

Net cash used in investing activities	(12,077,307)	(279,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from management	1,712,790	181,061
Changes in due from related party	(79,890)	(110,368)

Net cash provided by financing activities	1,632,900	70,693

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	165,485	7,130

DECREASE IN CASH & CASH EQUIVALENTS	(100,313)	(443,300)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	117,240	560,540

CASH & CASH EQUIVALENTS, END OF PERIOD	$16,927	$117,240

Supplemental Cash flow data:
Income tax paid	$372,423	$-
Interest paid	$-	$-

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company) was incorporated on May 12, 2004 in the State of Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated to Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly owned subsidiary, with Weikang as the surviving entity. The Company is engaged in the development, manufacture and distribution of health and nutritional supplements through its indirect wholly owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” or “China”).

On December 7, 2007, the Company (as Expedition) entered into an exchange agreement with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and its sole shareholder (the “Sinary Stockholder”), pursuant to which the Company issued 24,725,200 shares of its common stock to the Sinary Stockholder in exchange for all of the issued and outstanding common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered an aggregate of 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. As a result, the Sinary Stockholder currently owns 98% shares of the Company. Since the Closing Date, Sinary has become a wholly owned subsidiary of the Company.

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

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the stockholders of Heilongjiang Weikang, a limited liability company in the PRC, to acquire 100% of the equity interests of Heilongjiang Weikang for 57 million Renminbi (“RMB”), or approximately 7.6 million US dollars.

Heilongjiang Weikang was incorporated in the Heilongjiang Province, PRC on March 29, 2005, and was formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang is engaged in development, manufacture and distribution of health and nutritional supplements in the PRC.

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

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescriptive medicine.  The Company believes its market share can be expanded to the southern part of China through the acquisition of Tianfang.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary;, Tianfang, Weikang’s wholly-owned subsidiary from the date of acquisition (August 1, 2008). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for bad debts at December 31, 2008 and 2007.

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

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY (CONTINUED)

Income Taxes

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are considered as the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes at inception of the business, August 31, 2007.  Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY (CONTINUED)
Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, other receivables, accounts payable and other payables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collecting risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the overall performance of the PRC’s economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of Tianfang.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008 and 2007, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY (CONTINUED)
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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earning Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the four months ended December 31, 2007, the Company did not have any dilutive securities.

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

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expenses as incurred. For the four months ended December 31, 2007 the research and development expense were $0.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY (CONTINUED)

New Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY (CONTINUED)

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not believe that the adoption of SFAS 161 will have a significant impact on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separated from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured by the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon future acquisitions at that time.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company believes that SFAS 141R will have an impact on accounting for business combinations once adopted but the effect depends on the future acquisitions at that time.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

 In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 07-3 to have a material impact on its consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

3. INVENTORY

Inventory at December 31, 2008 and 2007 was as follows:

	2008	2007

Raw materials	$33,676	$136,010
Packing materials	22,409	28,258
Finished goods	95,857	34,892
Total	$151,942	$199,160

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007

Building	$8,244,669	$2,736,841
Building improvements	911,462	508,184
Production equipment	2,319,654	482,062
Office furniture and equipment	179,752	24,193
Vehicles	118,448	63,894
	11,773,985	3,815,174
Less: Accumulated depreciation	(675,939)	(43,986)
	$11,098,046	$3,771,188

Depreciation expense for the year ended December 31, 2008 and the four months ended December 31, 2007 was approximately $619,000 and $43,000, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress mainly represented payment made for the construction of a new plant for Heilongjiang Weikang during 2007.  The construction was completed during 2008.

6. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represented prepayment for the raw material.  At December 31, 2008 and 2007, advances to suppliers amounted $9,925 and $73,033, respectively.  Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.  At December 31, 2008 and 2007, other receivables amounted $8,050 and $66,082, respectively.

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

7. RELATED PARTY TRANSACTIONS

Due from Weikang’s Management and Other Income – Lease income

At December 31, 2008, due from management represented lease payments received by Weikang’s CEO on behalf of Weikang for leasing out to a third party the workshop of manufacturing the royal jelly and the right to use its technology for manufacturing the royal jelly for the period from January 1, 2008 through June 30, 2010.  During 2008, Weikang’s CEO received lease income of $1,007,919 (RMB 7,000,000) and prepaid lease payment of $219,472 (RMB 1,500,000) on behalf of the Company.

Other income consisted of income for leasing out to a third party the workshop of manufacturing the royal jelly and the right to use the technology for manufacturing the royal jelly for the period from January 1, 2008 to June 30, 2010.  Total lease payment will be received from leasing out the workshop for the lease term is 7,500,000 RMB, and 10,000,000 RMB from leasing out the use right of the technology.  During 2008, Weikang’s CEO received lease income on behalf of the Company for $1,007,919 (RMB 7,000,000, of which, 3,000,000 RMB was from leasing out the workshop and 4,000,000 RMB was from leasing out the use right).

At December 31, 2007, due from management represents payments received by Weikang’s management on behalf of Weikang from Weikang’s dealers net of payments made for purchases made by the management on behalf of Weikang.  The transactions were recorded in the officer’s personal bank account.  During the four months ended December 31, 2007 since the acquisition of Heilongjiang Weikang by Sinary, $687 sales receipts were deposited into the officer’s personal bank cards, and $608,503 purchase payments were made from the same bank cards.

Due from Related Party

At December 31, 2007, due from related party of $135,777 represented accounts receivable arising from sales made to a related company owned by the Company’s chief executive officer. Sales to this related party during the four months ended December 31, 2007 since the acquisition of Heilongjiang Weikang by Sinary was approximately $92,000.

Sales to Related Party

During 2008 and the four months ended December 31, 2007, the Company sold goods  for $1,081,000 and $213,000, respectively, to another related company owned by the Company’s chief executive officer. The receivables from this related party was $0 as of December 31, 2008 and 2007.

Advance from Officer and Other Expense

Advance from officer and other expense represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and payable on demand.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2008 and 2007:

	2008	2007

Land use right	$8,723,411	$540,263
Goodwill arising from acquisition of Tianfang	3,578,359	-
Software	7,209	-
	12,308,979	540,263
Less: Accumulated amortization	(94,574)	(1,908)
	$12,214,405	$538,355

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

8. INTANGIBLE ASSETS (CONTINUED)
All land in the PRC is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization expense for year ended December 31, 2008 and the four months ended December 31, 2007 was approximately $92,000 and $2,000, respectively.  Amortization expense for the next five years is expected to be $204,000, $204,000, $204,000, $204,000 and $204,000 respectively.

9. MAJOR CUSTOMERS AND VENDORS

Five major customers who are dealers of the Company accounted for 55% of the Company’s net revenue for 2008.  Each customer accounted for about 14%, 12%, 11%, 10% & 8% of the sales, of which, one was the related party owned by the shareholder of Weikang accounted for about 1% of the total sales.  At December 31, 2008, the total receivable balance due from these five customers was $0.

Five major customers who are dealers of the Company accounted for 97% of the Company’s net revenue for four months ended December, 2007 since the acquisition of Heilongjiang Weikang by Sinary.  Each customer accounted for about 26%, 21%, 19%, 16% & 15% of the sales, of which, one was the related party owned by the shareholder of Weikang accounted for about 26% of the total sales.  At December 31, 2007, the total receivable balance due from these five customers was $0.

Seven vendors provided 64% of the Company’s purchase of raw materials for 2008.  Each vendor accounted for 16%, 10%, 9%, 8%, 7%, 7%& 7% of the purchase. The Company did not have accounts payable to these vendors at December 31, 2008.

Seven vendors provided 89% of the Company’s purchase of raw materials for four months ended December 31, 2007.  Each vendor accounted for 16%, 14%, 13%, 13%, 12%, 11% & 10% of the purchase The Company did not have accounts payable to these vendors at December 31, 2007.

10. TAX PAYABLE

Tax payable consisted of the following at December 31, 2008:

2008
Income tax payable	$381,659
Value added tax payable	306,012
Individual income tax withholding payable	504,123
Sales tax payable	51,210
Other taxes	7,083
$1,250,087

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

11. OTHER PAYABLES

Other payables mainly consisted of the purchase price of approximately $7.62 million that Sinary was originally obligated to pay to Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest; this payable has been renewed to October 25, 2009.

Other payables also consisted of the unpaid portion of the purchase price of approximately $3.8 million that Heilongjiang Weikang is obligated to pay to Tianfang’s former owners within one year from the closing of acquisition date.  This payable does not bear any interest.

12. DEFFERED TAX ASSET (LIABILITY), NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land use right.

At December 31, 2008 and 2007, deferred tax asset (liability) consisted of the following:

	2008	2007

Deferred tax asset for property and equipment	37,742
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	$29,592	$27,726
Deferred tax liability arising from the acquisition of Tianfang	(3,578,359)	-
Deferred tax asset (liability)	$(3,551,025)	$27,726

13. INCOME TAXES

Heilongjiang Weikang is governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Heilongjiang Weikang is exempt from income tax for three years from 2006 to 2008.  Tianfang is subject to 25% income tax rate. Net income for years ended December 31, 2008 and the four months ended December 31,2007 would have been lower by approximately $1,251,000 and $65,000 or $0.05 and $0.003 earnings per share, respectively, if Heilongjiang Weikang was not subject an income tax holiday.

Sinary had net operating loss of approximately $0 and $650,000 at December 31, 2008 and 2007, respectively. NOL can be carryforward up to 20 years from the year the loss is incurred.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the year ended December 31, 2008 and the four months ended December 31, 2007:

	2008	2007

US statutory rates	34.0%	34.0%
Tax rate difference	(9.0%)	(1.0%)
Effect of tax holiday	(15.7%)	-

Tax per financial statements	9.3%	33.0%

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

14. STATUTORY RESERVES

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

15. CONTINGENCIES

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

16. ACQUISITION OF TIANFANG AND UNAUDITED PRO FORMA INFORMATION

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

WEIKANG BIO-TECHNOLOGY GROUP CO. INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

16. ACQUISITION OF TIANFANG AND UNAUDITED PRO FORMA INFORMATION (CONTINUED)

The intangible asset, which is principally land rights, is being amortized over 50 years.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for the aggregate purchase price of $15,000,000 (RMB 102,886,500).

The operating results of the Company and Tianfang for the five months ended December 31, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, August 1, 2008 has been designated as the acquisition date.

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

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2008 and 2007 present the Company’s operations as if the acquisition of Sinary, Heilongjiang Weikang and Tianfang had occurred on January 1, 2008 and 2007, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the years ended December 31, 2008 and 2007	Pro forma	Pro forma
	Consolidated 2008	Consolidated 2007

Net revenue	$13,925,832	$19,301,999

Cost of revenue	5,102,876	9,086,719

Gross profit	8,822,956	10,215,280

Total operating expenses	1,317,008	2,791,024

Income from operations	7,505,948	7,424,256

Total non-operating expenses	959,016	(643,685)

Income before income tax	8,464,965	6,780,571

Income tax	881,677	1,396,960

Net income	$7,583,288	$5,383,611

Basic and diluted weighted average shares outstanding	25,229,800	24,822,865

Basic and diluted net earnings per share	$0.30	$0.22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

    Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

    While management concluded that no material weaknesses existed, management also determined that there were two significant deficiencies:

•	a need for additional controls and procedures to improve the recordkeeping systems at the Company; and

•
a need for additional financial personnel, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States.

    To address these concerns, we intend to retain a consultant to evaluate our internal controls and procedures and to assist us in making improvements to the quality of our controls, policies and procedures. In addition, we are in search for more qualified financial personnel with experience with U.S. GAAP and U.S. public company reporting and compliance obligations, while we are in efforts to remediate these deficiencies through improving supervision, education, and training of our accounting staff.

    This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in internal control over financial reporting

     We believe the many changes we adopted in 2008 to alleviate the deficiencies we discovered in our internal controls over financial reporting as of December 31, 2007 have been effective.  In order to correct the deficiencies, we implemented several steps during 2008 that materially improved our internal control over financial reporting:

1.           Reorganized the accounting and finance department and hired additional accounting and operations personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions;

2.           Engaged a new accounting firm and a new legal firm that have experience working with U.S. public companies;

3.           Hired a certified public accountant with expertise in U.S. accounting principles to prepare the Company’s annual report and quarterly reports;

4.           Established a complete management system based upon the Company’s internal accounting process to ensure that internal control over financial reporting is effective;

5.           Established an internal audit system with a senior accountant serving as the Company's internal auditor;

6.           Made amendments to the Company’s accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of the Company’s internal controls; and

7.           Engaged an outside consultant to provide the company with independent internal control risk consulting services related to the company’s compliance efforts.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

    As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

    Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

    Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

    This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Name	Age	Positions
Yin Wang	54	Chief Executive Officer and Chairman of the Board of Directors
Yanhua Liu	55	Chief Financial Officer, Secretary and Director
Wei Wang	56	Director
Guangxin Wang	29	Director
Yuanyuan Jing	31	Director
Weili Wang	59	Director

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

Audit, Nominating and Compensation Committees

Due to our lack of operations and size, we have not designated an audit committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “WKBT.OB” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. Our board of directors acts as our audit committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other committees during fiscal 2008.

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•          Compliance with applicable governmental laws, rules and regulations. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•          Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2008, 2007 and 2006, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yin Wang Chief Executive Officer and Chairman	2008	4,000	0	0	0	0	0	0	0
	2007	4,000	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Yanhua Liu Chief Financial Officer and Director	2008	3,000	0	0	0	0	0	0	0
	2007	3,000	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Wei Wang Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Guangxin Wang Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Yuanyuan Jing Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Weili Wang Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2008.

Compensation of Directors

We did not pay any compensation to our directors for any services provided as a director during the year ended December 31, 2008. There are no other formal or informal understandings or arrangements relating to compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of March 30, 2009, we had 42 stockholders of record and 25,229,800 shares of our Common Stock issued and outstanding. The following table sets forth as of March 11, 2009, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 25,229,800 shares of our Common Stock issued and outstanding as of March 30, 2009.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 11, 2009

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Common Stock, $.00001 par value	Weili Wang 18138 Via Calma Rowland Heights, CA 91758	24,725,200	98%
Common Stock, $.00001 par value	All directors and executive officers as a group (three persons)	24,725,200	98%

** Represents less than 1%

(1)  Unless stated otherwise, the business address for each person named is c/o Weikang Bio-Technology Group Co., Inc.

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due from Weikang’s Management and Other Income – Lease income

At December 31, 2008, due from management represented lease payments received by Weikang’s CEO on behalf of Weikang for leasing out to a third party the workshop of manufacturing royal jelly and the right to use its technology for manufacturing royal jelly for the period from January 1, 2008 through June 30, 2010.  During 2008, Weikang’s CEO received lease income of $1,007,919 (RMB 7,000,000) and prepaid lease payment of $219,472 (RMB 1,500,000) on behalf of the Company.

Other income consisted of income for leasing out to a third party the workshop of manufacturing royal jelly and the right to use the technology for manufacturing royal jelly for the period from January 1, 2008 to June 30, 2010.  Total lease payment will be received from leasing out the workshop for the lease term is 7,500,000 RMB, and 10,000,000 RMB from leasing out the use right of the technology.  During 2008, Weikang’s CEO received lease income on behalf of the Company for $1,007,919 (RMB 7,000,000, of which, 3,000,000 RMB was from leasing out the workshop and 4,000,000 RMB was from leasing out the use right).

At December 31, 2007, due from management represents payments received by Weikang’s management on behalf of Weikang from Weikang’s dealers net of payments made for purchases made by the management on behalf of Weikang.  The transactions were recorded in the officer’s personal bank account.  During the four months ended December 31, 2007 since the acquisition of Heilongjiang Weikang by Sinary, $687 sales receipts were deposited into the officer’s personal bank cards, and $608,503 purchase payments were made from the same bank cards.

Due from Related Party

At December 31, 2007, due from related party of $135,777 represented accounts receivable arising from sales made to a related company owned by the Company’s chief executive officer. Sales to this related party during the four months ended December 31, 2007 since the acquisition of Heilongjiang Weikang by Sinary was approximately $92,000.

Sales to Related Party

During 2008 and the four months ended December 31, 2007, the Company sold goods  for $1,081,000 and $213,000, respectively, to another related company owned by the Company’s chief executive officer. The receivables from this related party was $0 as of December 31, 2008 and 2007.

Advance from Officer and Other Expense

Advance from officer and other expense represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and payable on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Goldman Parks Kurland Mohidin-GPKM LLP (“GPKM”), for our audits of the annual financial statements for the year ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008(2)	2007(3)

Audit Fees (1)	$117,500	$65,000
Audit-Related Fees (4)	$115,000	-
Tax Fees (5)	-	-
All Other Fees (6)	-	-
Total Accounting Fees and Services	$232,500	$65,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2009.

(3)
The amounts shown in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the quarters of 2008.

(4)
Audit-Related Fees. The amount shown hereto relate to the audit of Tianfang’s annual financial statements for the fiscal years ended December 31, 2007, and 2006 in connection with the acquisition of Tianfang.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Goldman Parks Kurland Mohidin-GPKM LLP were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Weikang Bio-Technology Group Co, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008 and 2007
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

2. Exhibits

14.1      Code of Ethics
23.1      Consent of Goldman Parks Kurland Mohidin LLP *
31.1.     Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.     Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.     Section 1350 Certifications of Chief Executive Officer
32.2.     Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

(1)	On April 11, 2008, we filed a current report on Form 8-K to announce the change in our certifying accountant to Goldman Parks Kurland Mohidin-GPKM LLP.

(2)	On June 18, 2008, we filed a current report on Form 8-K to announce our redomiciliation from Florida to Nevada and name change.

(3)
On July 24, 2008, we filed a current report on Form 8-K to announce the completion of acquisition of Tianfang (Guizhou) Pharmaceutical Co., Ltd., a limited liability company organized and existing in China.

(4)	On October 6, 2008, we filed an amendment to current report on Form 8-K/A to announce the audited financial statements of Tianfang (Guizhou) Pharmaceutical Co., Ltd.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC.

Date: April 9, 2009	/s/ Yin Wang
Yin Wang
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yin Wang	Chief Executive Officer and Chairman of the Board	April 9, 2009
Yin Wang

/s/ Yanhua Liu	Chief Financial Officer and Treasurer	April 9, 2009
Yanhua Liu

/s/ Wei Wang	Director	April 9, 2009
Wei Wang

/s/ Guangxin Wang	Director	April 9, 2009
Guangxin Wang

/s/ Yuanyuan Jing	Director	April 9, 2009
Yuanyuan Jing

/s/ Weili Wang	Director	April 9, 2009
Weili Wang