Form 10-Q
period 2009-03-31
WEIKANG BIO-TECHNOLOGY GROUP CO INC
filed 2009-05-15
CIK 1365354

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
000-1365354

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Nevada (State or other jurisdiction of incorporation or organization)	26-2816569 (I.R.S. employer identification number)

No. 365 Chengde Street, Daowai District, Harbin
Heilongjiang Province, PRC 150020
 (Address of principal executive offices and zip code)

(86) 0451-88355530
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 12, 2009:      25,229,800

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                                         Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                            3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                     16

Item 4.  Controls and Procedures                                                                                                                                                                                                                                                                    16

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                                  16

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                                17

Item 1A. Risk Factors                                                                                                                                                                                                                                                                                        17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                                      17

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                                        17

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                                    17

Item 5.  Other Information                                                                                                                                                                                                                                                                                 17

Item 6.  Exhibits                                                                                                                                                                                                                                                                                                   17

ITEM 1. FINANCIAL STATEMENTS

INDEX TO WEIKANG BIO-TECHNOLOGY GROUP CO, INC. FINANCIAL STATEMENTS

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.PAGE

Consolidated Balance Sheets                                                                                                                                                                                                                                                           4

Consolidated Statement of Operations                                                                                                                                                                                                                                           5

Consolidated Statement of Cash Flows                                                                                                                                                                                                                                          6

Notes to Consolidated Financial Statements                                                                                                                                                                                                                                7

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$974,790	$16,927
Advances to suppliers and other receivables	24,166	41,697
Inventory	448,856	151,942
Due from management	1,021,376	1,243,672

Total current assets	2,469,188	1,454,238

NONCURRENT ASSETS
Property and equipment, net	10,853,035	11,098,046
Intangible assets	12,161,539	12,214,405

Total noncurrent assets	23,014,574	23,312,451

TOTAL ASSETS	$25,483,762	$24,766,689

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,994	$12,996
Unearned revenue	187,656	224,271
Taxes payable	1,977,259	1,250,087
Accrued liabilities and other payables	7,636,867	11,434,937
Advance from officer	650,000	650,000

Total current liabilities	10,464,776	13,572,291

CONTINGENCIES AND COMMITMENTS

DEFERRED TAX LIABILITY	3,525,146	3,551,025

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding 25,229,800 shares	252	252
Additional paid in capital	(252)	(252)
Statutory reserve	703,349	512,637
Accumulated other comprehensive income	820,011	823,151
Retained earnings	9,970,480	6,307,585

Total stockholders' equity	11,493,840	7,643,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,483,762	$24,766,689

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2009	MARCH 31, 2008

Net sales	$10,111,207	$1,146,218

Cost of goods sold	4,461,585	454,673

Gross profit	5,649,622	691,545

Operating expenses
Selling expenses	432,843	5,200
General and administrative expenses	206,469	127,912

Total operating expenses	639,312	133,112

Income from operations	5,010,310	558,433

Non-operating income (expenses)
Interest income	245	102
Financial expense	(110)	(491)
Other income	256,278	-
Other expenses	(12,859)	-

Total non-operating income (expenses)	243,554	(389)

Income before income tax	5,253,864	558,044

Income tax	1,400,259	-

Net income	3,853,605	558,044

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(3,140)	326,179

Comprehensive Income	$3,850,465	$884,223

Basic and diluted weighted average shares outstanding	25,229,800	25,229,800

Basic and diluted net earnings per share	$0.15	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OFCASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2009	MARCH 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,853,605	$558,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	293,452	71,033
Changes in deferred tax	(25,204)	-
(Increase) decrease in current assets:
Accounts receivable	-	26,185
Advances to suppliers and other receivables	(6,195)	(258,609)
Inventory	(296,952)	59,378
Increase (decrease) in current liabilities:
Accounts payable	-	1,232
Unearned revenue	(36,573)	-
Accrued liabilities and other payables	8,519	3,584
Taxes payable	727,431	(11,263)

Net cash provided by operating activities	4,518,083	449,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(20,905)
Construction in progress	-	(42,919)

Net cash used in investing activities	-	(63,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on payable of acquisition of business	(3,811,898)	-
Changes in due from management	245,785	(432,804)
Changes in due from related party	-	(21,921)

Net cash provided by (used in) financing activities	(3,566,113)	(454,725)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	5,893	3,194

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	957,863	(65,771)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,927	117,240

CASH & CASH EQUIVALENTS, END OF PERIOD	$974,790	$51,469

Supplemental Cash flow data:
Income tax paid	$411,008	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated to Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly-owned subsidiary, with Weikang as the surviving entity. The Company is engaged in the development, manufacture and distribution of health and nutritional supplements through its indirect wholly-owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” or “China”).

On December 7, 2007, the Company (as Expedition) entered into an exchange agreement with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and its sole shareholder (the “Sinary Stockholder”), pursuant to which the Company issued 24,725,200 shares of its common stock to the Sinary Stockholder in exchange for all of the issued and outstanding common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered an aggregate of 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. As a result, the Sinary Stockholder currently owns 98% of the Company. On the Closing Date, Sinary became a wholly-owned subsidiary of the Company.

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and a recapitalization, and pro forma information is not presented. Transaction costs incurred in the reverse acquisition were charged to expense.

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000 (the “Consideration”), pursuant to a stock transfer agreement dated and entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese limited liability company (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescriptive medicine.  The Company believes its market share can be expanded to the southern part of China through the acquisition of Tianfang.

The unaudited financial statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements. The results for the three months ended March 31, 2009 do not necessarily indicate the results for the full year ended December 31, 2009.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no accounts receivable at March 31, 2009 and December 31, 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes at inception of the business, August 31, 2007.  Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Sales returns and allowances was $0 for the three months ended March 31, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended March 31, 2009 and 2008 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earning Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended March 31, 2009 and 2008, the Company did not have any dilutive securities.

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

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expenses as incurred. For the three months ended March 31, 2009 and 2008, the research and development expense were $0.

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

New Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1did not have a material impact on the Company’s financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a significant impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141(R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

3. INVENTORY

Inventory at March 31, 2009 and December 31, 2008 was as follows:

	2009	2008 (audited)

Raw materials	$123,748	$33,676
Packing materials	152,749	22,409
Finished goods	172,359	95,857
Total	$448,856	$151,942

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008 (audited)

Building	$8,243,103	$8,244,669
Building improvements	911,288	911,462
Production equipment	2,319,213	2,319,654
Office furniture and equipment	179,717	179,752
Vehicles	118,425	118,448
	11,771,746	11,773,985
Less: Accumulated depreciation	(918,711)	(675,939)
	$10,853,035	$11,098,046

Depreciation expense for the three months ended March 31, 2009 and 2008 was $242,908 and $68,137, respectively.

5. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represented prepayment for the raw material.  At March 31, 2009 and December 31, 2008, advances to suppliers amounted $14,609 and $9,925 (audited), respectively.  Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.  At March 31, 2009 and December 31, 2008, other receivables amounted to $9,557 and $31,772 (audited), respectively.

6. RELATED PARTY TRANSACTIONS

Due from Management

At March 31, 2009, due from management represented payments received by the Company’s management on behalf of the Company from the Company’s dealers, net of payments made for purchases by the management on behalf of the Company. The payments were received and purchases were made through a bank card owned by one of the Company’s officer solely for the business purpose of convenience on payment collection, the bank card is under the control of the Company’s accounting department. The transactions were recorded in the officer’s personal bank account.  During the three months ended March 31, 2009 and 2008, $1,470,000 and $0 sales receipts were deposited into the officer’s personal bank cards, and $500,000 and $0 purchase payments were made from the same bank cards.

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

Sales to Related Party

During the three months ended March 31, 2009 and 2008, the Company sold goods for approximately $29,000 and $351,000, respectively, to another related company owned by the Company’s chief executive officer. The receivables from this related party was $0 as of March 31, 2009 and December 31, 2008 (audited).

Advance from Officer

Advance from officer represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and payable on demand.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008 (audited)

Land use right	$8,721,751	$8,723,411
Goodwill arising from acquisition of Tianfang	3,577,679	3,578,359
Software	7,208	7,209
	12,306,638	12,308,979
Less: Accumulated amortization	(145,099)	(94,574)
	$12,161,539	$12,214,405

All land in the PRC is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $50,500 and $2,800, respectively.  Amortization expense for the next five years is expected to be $204,000, $204,000, $204,000, $204,000 and $204,000 respectively.

8. MAJOR CUSTOMERS AND VENDORS

Five major customers who are dealers of the Company accounted for 39% of the Company’s net revenue for the three months ended March 31, 2009.  Each customer accounted for about 9%, 8%, 8%, 8% & 6% of the sales. At March 31, 2009, the total receivable balance due from these five customers was $0.

Five major customers who are dealers of the Company accounted for 97% of the Company’s net revenue for the three months ended March 31, 2008.  Each customer accounted for about 30%, 25%, 18%, 13% & 11% of the sales, of which, one was the related party owned by the CEO of Weikang accounted for about 30% of the total sales.  At March 31, 2008, the total receivable balance due from these five customers was $0.

Six vendors provided 47% of the Company’s purchase of raw materials for the three months ended March 31, 2009.  Each vendor accounted for 19%, 7%, 6%, 5%, 5%& 5% of the purchase. The Company did not have accounts payable to these vendors at March 31, 2009.

Six vendors provided 70% of the Company’s purchase of raw materials for the three months ended March 31, 2008.  Each vendor accounted for 14%, 12%, 12%, 11%, 11% & 10% of the purchase. The Company did not have accounts payable to these vendors at March 31, 2008.

9. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008 (audited)
Income tax payable	$1,396,012	$381,659
Value added tax payable	574,163	306,012
Individual income tax withholding payable	23	504,123
Sales tax payable (receivable)	(9,143)	51,210
Other taxes	16,204	7,083
	$1,977,259	$1,250,087

10. OTHER PAYABLES

At March 31, 2009, other payables mainly consisted of the purchase price of approximately $7.62 million that Sinary was obligated to pay to Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and has been renewed to October 25, 2009.

At December 31, 2008, other payables consisted of $7.62 million purchase price of Heilongjiang Weikang and the unpaid portion of the purchase price of approximately $3.8 million that Heilongjiang Weikang was obligated to pay to Tianfang’s former owners within one year from the closing of acquisition date.  The $3.8 million was paid during the first quarter of 2009.

11. DEFFERED TAX LIABILITY, NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land use right.

At March 31, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	2009	2008 (audited)

Deferred tax asset on property and equipment for bases differences	$62,954	$37,742
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	29,586	29,592
Deferred tax liability arising from the acquisition of Tianfang	(3,617,686)	(3,578,359)
Deferred tax liability, net	$(3,525,146)	$(3,551,025)

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

12. INCOME TAXES

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Heilongjiang Weikang was exempt from income tax for three years from 2006 to 2008. Tianfang is subject to 25% income tax rate. Net income for the three months ended March 31, 2008 would have been lower by approximately $139,500 or $0.01 earnings per share, if Heilongjiang Weikang was not subject an income tax holiday.

Sinary had no operations for the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009 and 2008, the Company’s effective income tax rate differs from the US statutory rate due to tax rate difference and effect of tax holiday.

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

15. ACQUISITION OF TIANFANG AND UNAUDITED PRO FORMA INFORMATION

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500).  For convenience of reporting the acquisition for accounting purposes, August 1, 2008 was designated as the acquisition date.

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

The intangible asset, which is principally land use rights, is being amortized over 50 years.

There were no operations for Tianfang for the three months ended March 31, 2008, therefore, pro forma consolidated results of operations of the Company for the three months ended March 31, 2008 is not presented as if the acquisition of Tianfang had occurred on January 1, 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview

Weikang Bio-Technology Company, Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company in the People’s Republic of China (“China” or “PRC”), by way of the exchange of 24,725,200 shares of our common stock for 100% of the issued and outstanding common stock of Sinary.

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

Through Heilongjiang Weikang, we manufacture and distribute in China a series of internally developed health supplements under a Chinese trade name which English transliteration is “Rongrun”. The “Rongrun”-line presently includes seven products. We also developed two new products during 2007, which have been approved by the Heilongjiang Department of Health.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000, pursuant to a Stock Transfer Agreement dated and entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders, Beijing Shiji Qisheng Trading Co., Ltd. and Tri-H Trade (U.S.A.) Co., Ltd.

Tianfang was incorporated in Guizhou Province, PRC in 1998.  Tianfang is engaged in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescriptive medicine.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual or quarterly financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Heilongjiang Weikang, Sinary’s wholly-owned subsidiary; Tianfang, Heilongjiang Weikang’s wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1did not have a material impact on the Company’s financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a significant impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141(R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$10,111207		$1,146,218
Cost of Sales	4,461,585	44%	454,673	40%
Gross Profit	5,649,622	56%	691,545	60%
Operating Expense	639,312	6%	133,1112	11%
Income from Operations	5,010,310	50%	558,433	49%
Other Income (Expenses), net	243,554	2%	(389)	-%
Income Tax Expenses	1,400,259	14%	-	-%
Net Income	$3,853,605	38%	$558,044	49%

Sales. During the three months ended March 31, 2009, we had sales of $10.11 million, compared to $1.15 million for the comparable period of 2008, an increase of approximately $8.96 million or 782%. This increase was attributable to 1) increased demand from our dealers and distributors as a result of increased acceptance and trust in our products from end users 2) increased selling price by 22% to dealers and distributors of Heilongjiang Weikang as a result of increased demand from end users 3) sales from Tianfang, a subsidiary we acquired on July 22, 2008. Sales of Tianfang accounted for 62% of our sales during the first quarter of 2009.  We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $4 million or 881%, from $0.45 million in the three months ended March 31, 2008 to $4.46 million for the three months ended March 31, 2009. The increase was mainly due to increased production activities.  The cost of sales as a percentage of sales for the three months ended March 31, 2009, approximate 44% as compared to approximately 40% for the comparable period of 2008, which was attributable to relatively higher cost of sales of Tianfang, approximate 49% of the sales; while the cost of sales was approximately 35% of the sales for Heilongjiang Weikang, a decrease of 5% when compared with the comparable period of 2008, which was mainly due to the economies of scale with increased production volume while the fixed costs remain constant.

Gross Profit. Gross profit was $5.65 million for the three months ended March 31, 2009, compared to $0.69 million for the comparable period of 2008, representing gross margin of approximate 56% and 60% of sales, respectively. The decrease in our gross profit percentage was mainly due to increase in cost of sales as a percentage of sales as a result of relatively high cost of sales from Tianfang’s operations during the first quarter of 2009 compared to Heilongjiang Weikang’s relatively low cost of sales for the comparable period of 2008.

Operating Expenses. Total operating expenses consists of selling, general and administrative expenses of $0.64 million for the three months ended March 31, 2009 as compared to $0.13 million for the three months ended March 31, 2008, an increase of $0.51 million or 380%. This increase was attributable to the combined expenses of Heilongjiang Weikang and Tianfang due to the acquisition of Tianfang in July 2008, while only Heilongjiang Weikang’s expenses were recorded for the three months ended March 31, 2008.  Operating expenses as a percentage of sales was 6% for three months ended March 31, 2009 while it was 11% for the comparable period of 2008, primarily due to the economy of scale and increased efficiencies in control over expenses by management.

           Net Other Income (Expenses). Other income was $0.24 million in the three months ended March 31, 2009 compared to other expense of $389 in the three months ended March 31, 2008.  Other income in the first quarter of 2009 mainly consisted of lease income received from leasing out a workshop and use right of our technology used in the manufacturing the royal jelly.

Net Income. Our net income for the three months ended March 31, 2009 was $3.85 million as compared to net income of $0.56 million for the three months ended March 31, 2008, an increase of $3.29 million or 591%.   The increase was mainly attributed to economy of scale combined with growth in revenue and efficiency of operations as a result of our acquisition of Tianfang. Our management believes that net income will continue to increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash and cash equivalents of approximately $0.97 million, other current assets of approximately $1.49 million, and current liabilities of approximately $10.46 million. Negative working capital was $8 million at March 31, 2009. The ratio of current assets to current liabilities was 0.24-to-1 as of March 31, 2009.

The negative working capital and the ratio of current assets to current liabilities are primarily due to other payables of approximately $7.62 million that Sinary is obligated to pay to the prior owners of Heilongjiang Weikang on or before October 25, 2009, which is non-interest bearing.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2009 and 2008, respectively:

	2009	2008
Cash provided by (used in):
Operating Activities	$4,518,083	$449,584
Investing Activities	$-	$(63,824)
Financing Activities	$(3,566,113)	$(454,725)

    Net cash provided by operating activities was $4.51 million for the three months ended March 31, 2009, as compared to net cash provided by operating activities of $0.45 million for the comparable period of 2008. The increase in net cash inflow from operating activities was mainly due to a significant increase in our net income with quick collection on accounts receivable.

    Net cash used in investing activities was $0 for the three months ended March 31, 2009, as compared to net cash used in investing activities of $63,824 for the three months ended March 31, 2008.  We did not have any investing activities during the first quarter of 2009 while we paid $63,824 for acquisition of equipment and construction of a workshop during the comparable period of 2008.

Net cash used in financing activities was $3.57 million for the three months ended March 31, 2009 compared to net cash used in financing activities of $0.45 million for the three months ended March 31, 2008. The increase of net cash used in financing activities was mainly due to our payment in full for the remaining balance of $3.81 million for the acquisition of Tianfang during the first quarter of 2009.

    We do not believe inflation had a significant negative impact on our results of operations during 2009.

Off-Balance Sheet Arrangements

    We have not made any other financial guarantees or other commitments to guarantee the payment obligations of any third party. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

While management concluded that no material weaknesses existed, management also determined that there were two significant deficiencies:

•	a need for additional controls and procedures to improve the recordkeeping systems at the Company; and

•
a need for additional financial personnel, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of US GAAP.

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

This quarterly report on Form 10-Q does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibility to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.   RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not issued any unregistered securities.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not had any submission of matters to a vote of security holders for the first quarter 2009.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. (Registrant)

Date: May 12, 2009	By:	/s/ Yin Wang
Yin Wang Chief Executive Officer and Chairman of the Board