Form 10-Q
period 2009-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO INC
filed 2009-08-19
CIK 1365354

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of June 30, 2009:      25,479,800

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                       Page No.

Item 1.  Consolidated Financial Statements                                                                                                                                                                                                                                       3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                            17

Item 4.  Controls and Procedures                                                                                                                                                                                                                                                       17

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                      17

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                  18

Item 1A. Risk Factors                                                                                                                                                                                                                                                                          18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                          18

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                          18

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                       18

Item 5.  Other Information                                                                                                                                                                                                                                                                  18

Item 6.  Exhibits                                                                                                                                                                                                                                                                                   18

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO WEIKANG BIO-TECHNOLOGY GROUP CO, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash & cash equivalents	$4,936,695	$16,927
Accounts receivable	73,186	-
Advances to suppliers and other receivables	67,489	41,697
Inventory	427,916	151,942
Due from management	24,966	1,243,672
Due from related party	117,643	-

Total current assets	5,647,895	1,454,238

NONCURRENT ASSETS
Property and equipment, net	10,618,534	11,098,046
Intangible assets	12,118,086	12,214,405

Total noncurrent assets	22,736,620	23,312,451

TOTAL ASSETS	$28,384,515	$24,766,689

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,001	$12,996
Unearned revenue	4,800	224,271
Taxes payable	1,615,364	1,250,087
Accrued liabilities and other payables	7,633,650	11,434,937
Advance from officer	650,000	650,000

Total current liabilities	9,916,815	13,572,291

CONTINGENCIES AND COMMITMENTS

DEFERRED TAX LIABILITY, NET	3,501,751	3,551,025

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding 25,479,800 and 25,229,800 shares at June 30, 2009 and December 31, 2008, respectively	255	252
Additional paid in capital	127,245	(252)
Statutory reserve	750,581	512,637
Accumulated other comprehensive income	830,296	823,151
Retained earnings	13,257,572	6,307,585

Total stockholders' equity	14,965,949	7,643,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,384,515	$24,766,689

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008	JUNE 30, 2009	JUNE 30, 2008

Net sales	$23,306,974	$3,199,898	$13,195,767	$2,053,680

Cost of goods sold	10,564,767	1,166,038	6,103,182	711,365

Gross profit	12,742,207	2,033,860	7,092,585	1,342,315

Operating expenses
Selling expenses	918,214	5,559	485,371	359
General and administrative expenses	747,756	367,863	541,287	239,951
Research and development expense	1,937,928	-	1,937,928	-

Total operating expenses	3,603,898	373,422	2,964,586	240,310

Income from operations	9,138,309	1,660,438	4,127,999	1,102,005

Non-operating income (expenses)
Interest income	1,616	167	1,371	65
Financial expense	(872)	(605)	(762)	(114)
Other income	521,913	-	265,635	-
Other expenses	(34,561)	(708)	(21,702)	(708)

Total non-operating income (expenses)	488,096	(1,146)	244,542	(757)

Income before income tax	9,626,405	1,659,292	4,372,541	1,101,248

Income tax	2,438,475	-	1,038,216	-

Net income	7,187,930	1,659,292	3,334,325	1,101,248

Other comprehensive income
Foreign currency translation gain	7,145	557,244	10,285	231,065

Comprehensive Income	$7,195,075	$2,216,536	$3,344,610	$1,332,313

Basic and diluted weighted average shares outstanding	25,268,474	25,229,800	25,306,723	25,229,800

Basic and diluted net earnings per share	$0.28	$0.07	$0.13	$0.04

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED	FOR THE SIX MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,187,930	$1,659,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	587,162	144,584
Stock issued for consulting expenses	127,500	-
Changes in deferred tax	(50,671)	-
(Increase) decrease in current assets:
Accounts receivable	(73,178)	(47,224)
Advances to suppliers and other receivables	(49,501)	23,429
Inventory	(275,882)	58,520
Increase (decrease) in current liabilities:
Accounts payable	-	12,585
Unearned revenue	(219,533)	-
Accrued liabilities and other payables	5,296	(245)
Taxes payable	364,740	40,253

Net cash provided by operating activities	7,603,863	1,891,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,187)	(21,215)
Construction in progress	-	(43,555)

Net cash used in investing activities	(2,187)	(64,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of business	(3,812,283)	-
Changes in due from management	1,242,783	(1,887,347)
Changes in due from related party	(117,628)	(36,240)

Net cash used in financing activities	(2,687,128)	(1,923,587)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	5,220	4,627

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,919,768	(92,536)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,927	117,240

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,936,695	$24,704

Supplemental Cash flow data:
Income tax paid	$1,764,405	$-
Interest paid	$744	$-

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated to Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly-owned subsidiary, with Weikang as the surviving entity. The Company is engaged in the development, manufacture and distribution of Traditional Chinese Medicine ("TCM") through its indirect wholly-owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” or “China”).

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

Heilongjiang Weikang was incorporated in the Heilongjiang Province, PRC on March 29, 2005, and was formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang is engaged in development, manufacture and distribution of Traditional Chinese Medicine ("TCM") in the PRC.

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

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of OTC Pharmaceuticals.  The Company believes its market share can be expanded to the southern part of China through the acquisition of Tianfang.

The unaudited financial statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements. The results for the six months ended June 30, 2009 do not necessarily indicate the results for the full year ended December 31, 2009.

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was $73,186 and $0 accounts receivable at June 30, 2009 and December 31, 2008.

Inventory

Inventories are valued at a lower cost or market with cost determined on a moving weighted average basis. Costs of work in progress and finished goods comprise direct material, direct production cost and an allocated portion of production overheads.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

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

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes at inception of the business, August 31, 2007.  Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income.  At June 30, 2009 and December 31, 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Sales returns and allowances was $0 for the six and three months ended June 30, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of Tianfang in 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six and three months ended June 30, 2009 and 2008 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three months ended June 30, 2009 and 2008, the Company did not have any dilutive securities.

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

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expensed as incurred. For the six and three months ended June 30, 2009, the research and development expense was $1,939,000. For the six and three months ended June 30, 2008,  research and development expense was $0.

On January 20, 2009, the Company entered an agreement with Botany medicine research center of Northeast Forestry University (“the University”) to develop certain new medicine and health supplemental products.  The Company is responsible for funding the research and development expense and project examination and registration fee of RMB 15,000,000 (or $2,195,000). According to the contract, upon successful completion of the research work by the University, the Company is required to pay 85% of total fund to the University and will own the rights to the research findings, and is required to pay the remaining 15% upon successful registration and approval of the researching findings from State Food and Drug Administration and Department of Public Health of Heilongjiang Province.  The Company is responsible for registration of the research findings and getting approval from related authorities.  In case the registration application is not approved by the authorities, the Company will not be entitled to the refund of the amount it already paid and will not be required to pay the remaining 15% of RMB 2,300,000 (or $336,000).  At June 30, 2009, the research and development of the new medicine and health supplemental products was completed successfully. During the term of the contract, the Company paid RMB 12,700,000 (or $1,859,000) to the University and obtained the ownership rights of the research findings.  The Company is in the process of registering the research findings with the related authorities. The Company recorded the payment for the R&D project as R&D expense.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

New Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and has evaluated subsequent events through August 17, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

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

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

3. INVENTORY

Inventory at June 30, 2009 and December 31, 2008 was as follows:

	2009	2008 (audited)

Raw materials	$118,915	$33,676
Packing materials	75,113	22,409
Finished goods	233,888	95,857
Total	$427,916	$151,942

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008 (audited)

Building	$8,247,928	$8,244,669
Building improvements	911,822	911,462
Production equipment	2,320,571	2,319,654
Office furniture and equipment	182,010	179,752
Vehicles	118,495	118,448
	11,780,826	11,773,985
Less: Accumulated depreciation	(1,162,292)	(675,939)
	$10,618,534	$11,098,046

Depreciation for the six months ended June 30, 2009 and 2008 was $486,028 and $137,962, respectively; and for the three months ended June 30, 2009 and 2008 was $243,120 and $69,825, respectively.

5. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represented prepayment for the raw material.  Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.

6. RELATED PARTY TRANSACTIONS

Due from Management

At June 30, 2009, due from management represented advance payment of $24,966 to one of the Company’s officers for his paying certain expenses relating to the Company’s daily operations.

At December 31, 2008, due from management represented lease payments received by Weikang’s CEO on behalf of Weikang for leasing out to a third party the workshop of manufacturing the royal jelly and the right to use its technology for manufacturing the royal jelly for the period from January 1, 2008 through June 30, 2010.  During 2008, Weikang’s CEO received lease income of approximately $1,008,000 (RMB 7,000,000) and prepaid lease payment of approximately $219,000 (RMB 1,500,000) on behalf of the Company.

Sales to Related Party

Due from related party represented accounts receivable from the sales to a company that is owned by the Company’s CEO.  Sales to this company were approximately $317,000 and $283,000 for the six months ended June 30, 2009 and 2008, respectively.  Sales to this company were approximately $83,000 and $52,000 for the three months ended June 30, 2009 and 2008, respectively.  The accounts receivable from this company was $117,643 and $0 at June 30, 2009 and December 31, 2008, respectively.

Advance from Officer

Advance from officer represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and payable on demand.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008 (audited)

Land use right	$8,726,858	$8,723,411
Goodwill arising from acquisition of Tianfang	3,579,774	3,578,359
Software	7,212	7,209
	12,313,844	12,308,979
Less: Accumulated amortization	(195,758)	(94,574)
	$12,118,086	$12,214,405

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and is amortizing the right on a straight-line basis for 50 years.

Amortization for the six months ended June 30, 2009 and 2008 was approximately $101,000 and $5,800, respectively. Amortization for the three months ended June 30, 2009 and 2008 was approximately $50,500 and $2,900, respectively. Amortization for the next five years is expected to be $204,000, $204,000, $204,000, $204,000 and $204,000 respectively.

8. MAJOR CUSTOMERSAND VENDORS

There were no customers who accounted for over 10% of the Company’s total sales for the six and three months ended June 30, 2009.

Five customers who are dealers for the Company collectively accounted for 95% and 93% of the Company’s sales for the six and three months ended June 30, 2008, respectively.  These customers accounted for about 24%, 21%, 18%, 17% & 15% of the sales for the six months ended June 30, 2008, respectively, including a related party owned by the Company's chief executive officer,  which accounted for about 18% of the total sales. These customers accounted for about 24%, 23%, 19%, 17% & 10% of the sales for the three months ended June 30, 2008, respectively, including the related party owned by the Company's chief executive officer which accounted for about 10% of the total sales. At June 30, 2008, the total receivable balance due from these five customers was $0.

Three vendors collectively provided 66% and 74% of the Company’s purchase of raw materials for the six and three months ended June 30, 2009, respectively.  Each vendor accounted for 50%, 10%, and 6% of the purchase for the six months ended June 30, 2009, and 57%, 10% and 7% for the three months ended June 30, 2009, respectively. The Company did not have accounts payable to these vendors at June 30, 2009.

Six vendors collectively provided 74% of the Company’s purchase of raw materials for the six and three months ended June 30, 2008, respectively. These vendors counted for about 14%, 14%, 12%, 12%, 12% and 10% of the purchases for the six and three months ended June 30, 2008, respectively. The Company did not have accounts payable to these vendors at June 30, 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

9. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008 (audited)
Income tax payable	$1,106,636	$381,659
Value added tax payable	490,767	306,012
Individual income tax withholding payable	23	504,123
Sales tax payable (receivable)	3,659	51,210
Other taxes	14,279	7,083
	$1,615,364	$1,250,087

10. OTHER PAYABLES

At June 30, 2009, other payables mainly consisted of approximately $7.62 million that Sinary was obligated to pay to Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and has been renewed to June 30, 2010.

At December 31, 2008, other payables consisted of $7.62 million purchase price of Heilongjiang Weikang and the unpaid portion of the purchase price of approximately $3.8 million Heilongjiang Weikang was obligated to pay to Tianfang’s former owners within one year from the closing of acquisition date.  The $3.8 million was paid during the first quarter of 2009.

11. DEFFERED TAX LIABILITY, NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land use right.

At June 30, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	2009	2008 (audited)

Deferred tax asset on property and equipment for bases differences	$88,449	$37,758
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	29,604	29,591
Deferred tax liability arising from the acquisition of Tianfang	(3,619,804)	(3,618,374)
Deferred tax liability, net	$(3,501,751)	$(3,551,025)

12. INCOME TAXES

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Heilongjiang Weikang was exempt from income tax for three years from 2006 to 2008. Tianfang is subject to 25% income tax rate. Net income for the six months ended June 30, 2008 would have been lower by approximately $414,800 or $0.016 earnings per common share, if Heilongjiang Weikang was not subject an income tax holiday.

Sinary had no operations for the six months ended June 30, 2009 and 2008.

Foreign pretax earnings approximated $11,612,000 and $1,659,000 for the six months ended June 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, $15,289,700 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,376,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%	(10.9)%	(9.0)%
Effect of tax holiday	-%	(25.0)%	-%	(25.0)%
Tax per financial statements	25.0%	-%	23.1%	-%

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

The following unaudited pro forma consolidated results of continuing operations for Heilongjiang Weikang and Tianfang for the six months ended June 30, 2008 presents the operations of Heilongjiang Weikang and Tianfang as if the acquisitions occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the six months ended June 30, 2008	Pro forma
Consolidated

Net revenue	$4,065,185

Cost of revenue	2,154,333

Gross profit	1,910,852

Total operating expenses	1,063,276

Income from operations	847,576

Total non-operating expenses, net	(1,146)

Income before income tax	846,430

Income tax	(203,216)

Net income	$1,049,645

Basic weighted average shares outstanding	25,229,800
Diluted weighted average shares outstanding	25,229,800

Basic net earnings per share	$0.04
Diluted net earnings per share	$0.04

16. SUBSEQUENT EVENTS

Weikang has applied for and received PRC government approval on August 7, 2009 for an extension on the remittance date of the Acquisition Price ($7.6 million) of Heilongjiang Weikang by Sinary until June 30, 2010.

On August 11, 2009, the Company entered into a Securities Purchase Agreement with ARC China, Inc. (“ARC”). Pursuant to the terms of the Securities Purchase Agreement, ARC agreed that it will purchase up to an aggregate of 4,768,877 Units at a purchase price of $1.75 per Unit for an aggregate purchase price of $8,345,535. Each "Unit" consists of (i) one share of the Company's newly-designated Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock"), and (ii) one-half warrant ("Warrant") to purchase one share of the Company's common stock, par value $0.00001 per share ("Common Stock"), at a price of $2.75 per share. The Company expects that the issuance of shares of Series A Preferred Stock and the Warrants pursuant to the terms of the Securities Purchase Agreement will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, based upon the Company's compliance with such rules and regulations.

The Security Purchase Agreement associates with the Registration Rights Agreement. The Company shall use its commercially reasonable efforts to cause the registration statement to become effective no later than the earlier of 90 calendar days after the Trigger Date (or, in the event of a "full review" of the Registration Statement by the SEC, 150 calendar days after the Trigger Date) or five days after the SEC declares the Registration Statement effective.  If the registration statement has not been filed or declared effective as aforesaid, the Company shall be liable for late registration payments, equal to one percent of the purchase price paid for the Series A Preferred Stock purchased and not previously sold until the Registration Statement is filed or declared effective, as the case may be.  However, such late registration payment shall not exceed in the aggregate 10% of the price.

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

Overview

Weikang Bio-Technology Company, Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company in the People’s Republic of China (“China” or “PRC”), by exchanging 24,725,200 shares of our common stock for 100% of the issued and outstanding common stock of Sinary.

Having no substantive operation of its own, Sinary, through Heilongjiang Weikang, engages in the research, development, manufacturing, marketing, and sales of Traditional Chinese Medicine ("TCM") in China. Heilongjiang Weikang is located in Heilongjiang Province in Northeastern China, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of our products are Chinese herbal-based health and nutritional supplements. We actively seek to maintain and improve the quality of our products, and as ofApril 2006, we have implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of our manufacturing processes.

Through our subsidiary Heilongjiang Weikang, we manufacture and distribute throughout China a series of internally developed Traditional Chinese Medicine ("TCM") under a Chinese trade name known as “Rongrun”. The “Rongrun”line presently includes seven products. We also developed two new products during 2007, which have been approved by the Heilongjiang Department of Health.

On July 22, 2008, Heilongjiang Weikang acquired  100% of the issued and outstanding equity interest of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for the purchase price of $15,000,000, pursuant to a Stock Transfer Agreement dated and entered into on June 30, 2008 by and among Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders, Beijing Shiji Qisheng Trading Co., Ltd. and Tri-H Trade (U.S.A.) Co., Ltd.

Tianfang was incorporated in Guizhou Province, PRC in 1998.  Tianfang is engaged in the development, manufacture and distribution of OTC Pharmaceuticals.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Heilongjiang Weikang, Sinary’s wholly-owned subsidiary; and Tianfang, Heilongjiang Weikang’s wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

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

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

Results of Operations

Comparison of the Six Months Ended June 30, 2009 and 2008

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$23,306,974		$3,199,898
Cost of Sales	10,564,767	45%	1,166,038	36%
Gross Profit	12,742,207	55%	2,033,860	64%
Operating Expense	3,603,898	15%	373,422	12%
Income from Operations	9,138,309	40%	1,660,438	52%
Other Income (Expenses), net	488,096	2%	(1,146)	-%
Income Tax Expenses	2,438,475	11%	-	-%
Net Income	$7,187,930	31%	$1,659,292	52%

Sales. During the six months ended June 30, 2009, we had sales of $23.31 million, compared to $3.20 million for the comparable period of 2008, an increase of $20.11 million or 628%. The difference between these two periods is primarily due to our recent acquisition of Tianfang.  This increase was also attributable to 1) increased demand from our dealers and distributors as a result of increased acceptance and trust in our products from end users which increased Weikang’s sales by 128% during the six months ended June 30, 2009 compared with comparable period of 2008.  2) increased selling price by 23% to dealers and distributors of Heilongjiang Weikang as a result of increased demand from end users.  3) sales of approximately $15.79 million from Tianfang, a subsidiary we acquired on July 22, 2008. Sales of Tianfang accounted for 68% of our sales during the first six months of 2009.  We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $9.40 million or 806%, from $1.17 million in the six months ended June 30, 2008 to $10.56 million for the six months ended June 30, 2009. The increase was mainly due to increased production as a result of our acquisition of Tianfang. The cost of sales as a percentage of sales for the six months ended June 30, 2009, approximate 45% as compared to 36% for the comparable period of 2008, which was attributable to relatively higher cost of sales of Tianfang, approximating 51% of sales; while the cost of sales was approximately 33% of the sales for Heilongjiang Weikang, a decrease of 4% when compared with the comparable period of 2008, which was mainly due to the economies of scale with increased production volume while fixed costs remained constant.

Gross Profit. Gross profit was $12.74 million for the six months ended June 30, 2009, compared to $2.03 million for the comparable period of 2008, representing gross margin of 55% and 64% of sales, respectively. The decrease in our gross profit margin was mainly due to increase in cost of sales as a percentage of sales as a result of relatively high cost of sales from Tianfang’s operations during the first six months of 2009 as a result of acquisition of Tianfang in July of 2008 compared to only Heilongjiang Weikang’s cost of sales for the comparable period of 2008.

Operating Expenses. Total operating expenses consisted of selling, general and administrative expenses and R&D expense of $3.60 million for the six months ended June 30, 2009 compared to $0.37 million for the six months ended June 30, 2008, an increase of $3.23 million or 865%. Operating expenses as a percentage of sales was 15% for the six months ended June 30, 2009 while it was 12% for the comparable period of 2008. This increase was attributable to the combined expenses of Heilongjiang Weikang and Tianfang due to the acquisition of Tianfang in July 2008, while only Heilongjiang Weikang’s expenses were recorded for the six months ended June 30, 2008.    In addition, we had R&D expense of approximately $1.9 million in 2009 for developing certain new medicine and health supplemental products with the Botany medicine research center of Northeast Forestry University.

           Net Other Income (Expenses). Other income was $0.49 million in the six months ended June 30, 2009 compared to other expense of $1,146 in the six months ended June 30, 2008.  Other income in the first six months of 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly.

Net Income. Our net income for the six months ended June 30, 2009 was $7.19 million compared to net income of $1.66 million for the six months ended June 30, 2008, an increase of $5.53 million or 333%.   The increase was mainly attributed to scale economies combined with growth in revenue and efficiency of operations as a result of our acquisition of Tianfang. Our management believes net income will continue to increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Comparison of the Three Months Ended June 30, 2009 and 2008

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$13,195,767		$2,053,680
Cost of Sales	6,103,182	46%	711,365	35%
Gross Profit	7,092,585	54%	1,342,315	65%
Operating Expense	2,964,586	22%	240,310	12%
Income from Operations	4,127,999	31%	1,102,005	53%
Other Income (Expenses), net	244,542	2%	(757)	-%
Income Tax Expenses	1,038,216	8%	-	-%
Net Income	$3,334,325	25%	$1,101,248	54%

Sales. During the three months ended June 30, 2009, we had sales of $13.20 million, compared to $2.05 million for the comparable period of 2008, an increase of $11.14 million or 543%. The difference between these two periods is primarily due to our recent acquisition of Tianfang.  This increase was also attributable to 1) increased demand from our dealers and distributors as a result of increased acceptance and trust in our products from end users 2) increased selling price to dealers and distributors of Heilongjiang Weikang as a result of increased demand from end users 3) sales from Tianfangwhich occurred on July 22, 2008. Sales of Tianfang accounted for 73% of our sales during the second quarter of 2009.  We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $5.39 million or 758%, from $0.71 million in the three months ended June 30, 2008 to $6.10 million for the three months ended June 30, 2009. The increase was mainly due to increased sales. The cost of sales as a percentage of sales for the three months ended June 30, 2009, was 46% compared to 35% for the comparable period of 2008, which was attributable to relatively higher cost of sales of Tianfang, approximate 50% of the sales; while the cost of sales was 31% of the sales for Heilongjiang Weikang, a decrease of 4% when compared with the comparable period of 2008, which was mainly due to economies of scale with increased production volume while fixed costs remain constant.

Gross Profit. Gross profit was $7.09 million for the three months ended June 30, 2009, compared to $1.34 million for the comparable period of 2008, representing gross margin of 54% and 65% of sales, respectively. The decrease in our gross profit margin was mainly due to increase in cost of sales as a percentage of sales as a result of relatively high cost of sales from Tianfang’s operations during the second quarter of 2009 compared to only Heilongjiang Weikang’s cost of sales for the comparable period of 2008.

Operating Expenses. Total operating expenses consisted of selling, general and administrative expenses  and R&D expense of $2.96 million for the three months ended June 30, 2009 compared to $0.24 million for the three months ended June 30, 2008, an increase of $2.72 million or 1134%. This increase was attributable to the combined expenses of Heilongjiang Weikang and Tianfang due to the acquisition of Tianfang in July of 2008, while only Heilongjiang Weikang’s expenses were recorded for the three months ended June 30, 2008.  Operating expenses as a percentage of sales was 21% for the three months ended June 30, 2009 while it was 12% for the comparable period of 2008, primarily due to R&D expense of $1.9 million during the second quarter of 2009 for developing certain new medicine and health supplemental products with the Botany medicine research center of Northeast Forestry University.

           Net Other Income (Expenses). Other income was $0.24 million in the three months ended June 30, 2009 compared to other expense of $757 in the three months ended June 30, 2008.  Other income in the second quarter of 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly.

Net Income. Our net income for the three months ended June 30, 2009 was $3.33 million compared to net income of $1.10 million for the three months ended June 30, 2008, an increase of $2.23 million or 203%.   The increase was mainly attributed to economies of scale combined with growth in revenue and efficiency of operations as a result of our acquisition of Tianfang. Our management believes net income will continue to increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash and cash equivalents of $4.94 million, other current assets of $0.71 million, and current liabilities of $9.92 million. Negative working capital was $4.27 million at June 30, 2009. The ratio of current assets to current liabilities was 0.57-to-1 as of June 30, 2009.

The negative working capital and the ratio of current assets to current liabilities are primarily due to other payables of $7.62 million that Sinary is obligated to pay to the prior owners of Heilongjiang Weikang on or before October 25, 2009, which is non-interest bearing.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2009 and 2008, respectively:

	2009	2008
Cash provided by (used in):
Operating Activities	$7,603,803	$1,891,194
Investing Activities	$(2,187)	$(64,770)
Financing Activities	$(2,687,128)	$(1,923,587)

    Net cash provided by operating activities was $7.60 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $1.89 million for the comparable period of 2008. The increase in net cash inflow from operating activities was mainly due to a significant increase in our net income with faster collection on accounts receivable.

    Net cash used in investing activities was $2,187 for the six months ended June 30, 2009, as compared to net cash used in investing activities of $64,770 for the six months ended June 30, 2008.  The cash outflow during the six months ended June 30, 2009 was mainly due to the acquisition of additional office equipment.

Net cash used in financing activities was $2.69 million for the six months ended June 30, 2009 compared to net cash used in financing activities of $1.92 million for the six months ended June 30, 2008. The increase of net cash used in financing activities was mainly due to payment of $3.81 million for a  portion of the acquisition price of Tianfang, net of repayment of sales receipts of $1.24 million that was previously deposited into a personal bankcard owned by the Company’s officer mainly for the purpose of convenience on payment collection.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Consolidated Financial Statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2008.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not issued any unregistered securities.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not had any submission of matters to a vote of security holders for the second quarter 2009.

ITEM 5.      OTHER INFORMATION

Subsequent Events

On August 17, 2009, we entered into a Securities Purchase Agreement with ARC China, Inc. (“ARC”). Pursuant to the terms of the Securities Purchase Agreement, ARC agreed that it will purchase up to an aggregate of 4,768,877 Units at a purchase price of $1.75 per Unit for an aggregate purchase price of $8,345,535.  Each "Unit" consists of (i) one share of the Company's newly-designated Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock"), and (ii) one-half warrant ("Warrant") to purchase one share of the Company's common stock, par value $0.00001 per share ("Common Stock"), at a price of $2.75 per share, pursuant to one or more closings on such dates and in such amounts as determined by ARC upon three days notice provided to the Company (the "Series A Purchase Transaction"). We expect that the issuance of shares of Series A Preferred Stock and the Warrants pursuant to the terms of the Securities Purchase Agreement will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, based upon our compliance with such rules and regulations.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Reports on Form 8-K

The Current Report on Form 8-K, filed with the SEC on August 12, 2009 states that in accordance with the terms of the Equity Interest Transfer Agreement dated October 25, 2007, Sinary Bio-Technology Holdings Group, Inc.’s (“Sinary”) grace period ended to remit the acquisition price of 7.6 million dollars (“Acquisition Price”) to Weikang Bio-Technology Group Co., Ltd (“Weikang”). As a result of Sinary and Weikang renegotiation the Equity Interest Transfer Agreement, Weikang has applied for and received PRC government approval for an extension on the remittance date of the Acquisition Price. Sinary received PRC government approval on August 7, 2009 for an extension of the remittance date until June 30, 2010. The Form 8-K filed on August 12, 2009 and the Form 8-K filed on December 10, 2007 are hereby incorporated by reference.

The Current Report on Form 8-K, filed with the SEC on August 17, 2009 states that Weikang entered into a Securities Purchase Agreement with ARC China, Inc. (“ARC”). Pursuant to the terms of the Securities Purchase Agreement, ARC agreed that it will purchase up to an aggregate of 4,768,877 Units at a purchase price of $1.75 per Unit for an aggregate purchase price of $8,345,535.  Each "Unit" consists of (i) one share of the Company's newly-designated Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock"), and (ii) one-half warrant ("Warrant") to purchase one share of the Company's common stock, par value $0.00001 per share ("Common Stock"), at a price of $2.75 per share, pursuant to one or more closings on such dates and in such amounts as determined by ARC upon three days notice provided to the Company (the "Series A Purchase Transaction"). The Company expects that the issuance of shares of Series A Preferred Stock and the Warrants pursuant to the terms of the Securities Purchase Agreement will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, based upon the Company's compliance with such rules and regulations. The Form 8-K and the Securities Purchase Agreement filed on August 17, 2009 are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. (Registrant)

Date: August 18, 2009	By:	/s/ Yin Wang
Yin Wang Chief Executive Officer and Chairman of the Board