Form 10-Q
period 2009-09-30
WEIKANG BIO-TECHNOLOGY GROUP CO INC
filed 2009-11-19
CIK 1365354

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
000-52350

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 18, 2009:      25,479,800

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO WEIKANG BIO-TECHNOLOGY GROUP CO, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash & cash equivalents	$8,708,443	$16,927
Accounts receivable	329,477	-
Advances to suppliers and other receivables	126,248	41,697
Inventory	498,491	151,942
Due from management	65,417	1,243,672

Total current assets	9,728,076	1,454,238

NONCURRENT ASSETS
Property and equipment, net	10,404,658	11,098,046
Intangible assets	12,072,638	12,214,405

Total noncurrent assets	22,477,296	23,312,451

TOTAL ASSETS	$32,205,371	$24,766,689

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,948	$12,996
Unearned revenue	4,803	224,271
Taxes payable	1,471,158	1,250,087
Accrued liabilities and other payables	7,634,384	11,434,937
Advance from officer	650,000	650,000

Total current liabilities	9,774,293	13,572,291

CONTINGENCIES AND COMMITMENTS

DEFERRED TAX LIABILITY, NET	3,475,868	3,551,025

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding 25,479,800 and 25,479,800 shares at September 30, 2009 and December 31, 2008, respectively	255	252
Additional paid in capital	127,245	(252)
Statutory reserve	923,235	512,637
Accumulated other comprehensive income	841,326	823,151
Retained earnings	17,063,150	6,307,585

Total stockholders' equity	18,955,211	7,643,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,205,371	$24,766,689

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008

Net sales	$34,534,249	$6,651,947	$11,227,275	$3,452,049

Cost of goods sold	15,803,400	2,214,935	5,238,634	1,048,897

Gross profit	18,730,849	4,437,012	5,988,642	2,403,152

Operating expenses
Selling expenses	1,569,270	18,242	651,056	12,683
General and administrative expenses	939,378	569,472	191,622	201,609
Research and development expense	1,937,928	-	-	-

Total operating expenses	4,446,576	587,714	842,678	214,292

Income from operations	14,284,274	3,849,298	5,145,964	2,188,860

Non-operating income (expenses)
Interest income	5,584	198	3,968	31
Financial expense	(1,275)	(4,473)	(403)	(3,868)
Other income	778,094	343	256,181	343
Other expenses	(47,204)	(716)	(12,643)	(8)

Total non-operating income (expenses)	735,200	(4,648)	247,104	(3,502)

Income before income tax	15,019,473	3,844,650	5,393,068	2,185,358

Income tax	3,853,312	352,255	1,414,837	352,255

Net income	11,166,161	3,492,395	3,978,231	1,833,103

Other comprehensive income
Foreign currency translation gain	18,175	633,512	11,030	76,268

Comprehensive Income	$11,184,336	$4,125,907	$3,989,261	$1,909,371

Basic and diluted weighted average shares outstanding	25,339,690	25,479,800	25,339,690	25,229,800

Basic and diluted net earnings per share	$0.44	$0.14	$0.16	$0.07

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,166,161	$3,492,395
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	881,636	333,702
Stock issued for consulting expenses	127,500	-
Changes in deferred tax	(78,033)	-
(Increase) decrease in current assets:
Accounts receivable	(329,328)	(612,712)
Advances to suppliers and other receivables	(103,775)	14,097
Inventory	(346,268)	20,751
Increase (decrease) in current liabilities:
Accounts payable	942	12,138
Unearned revenue	(219,552)	4,697
Accrued liabilities and other payables	6,024	3,897
Taxes payable	219,946	429,827

Net cash provided by operating activities	11,325,254	3,698,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(27,751)	(34,616)
Construction in progress	-	(44,022)

Net cash used in investing activities	(27,751)	(78,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of business	(3,812,466)	(4,868,967)
Cash acquired at purchase of business	-	10,176
Changes in due from management	1,198,035	2,459,922
Changes in due from related party	-	(234,408)

Net cash used in financing activities	(2,614,430)	(2,633,277)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	8,443	31,880

INCREASE IN CASH & CASH EQUIVALENTS	8,691,516	1,018,757

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,927	117,240

CASH & CASH EQUIVALENTS, END OF PERIOD	$8,708,443	$1,135,997

Supplemental Cash flow data:
Income tax paid	$3,318,514	$-
Interest paid	$-	$-

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

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

On December 7, 2007, the Company (as Expedition) entered into an exchange agreement with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and its sole shareholder (the “Sinary Stockholder”), pursuant to which the Company issued 24,725,200 shares of its common stock to the Sinary Stockholder for all of the issued and outstanding common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. As a result, the Sinary Stockholder currently owns 98% of the Company. On the Closing Date, Sinary became a wholly-owned subsidiary of the Company.

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro forma information is not presented. Transaction costs incurred in the reverse acquisition were expensed.

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000 (the “Consideration”), pursuant to a stock transfer agreement entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese limited liability company (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of OTC Pharmaceuticals.  The Company believes its market share can be expanded to the southern part of China through the acquisition of Tianfang.

The unaudited financial statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements. The results for the nine months ended September 30, 2009 do not necessarily indicate the results for the full year ended December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary;, Tianfang, Weikang’s wholly-owned subsidiary from the date of acquisition (August 1, 2008). All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no bad debt allowance recorded based on the Company’s past payment collection experience.

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

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Income Taxes

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740,  which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are considered as the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes at inception of the business (codified in FASB ASC Topic 740) on August 31, 2007.  Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income.  At September 30, 2009 and December 31, 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 480.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition is met are recorded as unearned revenue.

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

Sales returns and allowances was $0 for the nine and three months ended September 30, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of Tianfang in 2008.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” codified in FASB ASC Financial Instruments, Topic 820. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income,” codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine and three months ended September 30, 2009 and 2008 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123,” codified in FASB ASC Topic 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended September 30, 2009 and 2008, the Company did not have any dilutive securities.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

 SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company has one reportable business segment. All of the Company's assets are located in the PRC.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expensed as incurred. For the nine and three months ended September 30, 2009, the research and development expense was $1,939,000. For the nine and three months ended September 30, 2008, research and development expense was $0.

On January 20, 2009, the Company made an agreement with Botany medicine research center of Northeast Forestry University (“the University”) to develop certain new medicine and health supplemental products.  The Company is responsible for funding the research and development expense and project examination and registration fee of RMB 15,000,000 (or $2,195,000). According to the contract, upon successful completion of the research by the University, the Company is required to pay 85% of total fund to the University and will own the rights to the research findings, and is required to pay the remaining 15% upon registration and approval of the researching findings from State Food and Drug Administration and Department of Public Health of Heilongjiang Province.  The Company is responsible for registration of the research findings and getting approval from related authorities.  In case the registration application is not approved by the authorities, the Company will not be entitled to the refund of the amount it already paid and will not be required to pay the remaining 15% or RMB 2,300,000 ($336,000). During the second quarter of 2009, the research and development of the new medicine and health supplemental products was completed successfully. During the term of the contract, the Company paid RMB 12,700,000 (or $1,859,000) to the University and obtained the ownership rights of the research findings.  The Company is registering the research findings with the related authorities. The Company recorded the payment for the R&D project as R&D expense.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 18, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

3. INVENTORY

Inventory at September 30, 2009 and December 31, 2008 was as follows:

	2009	2008

Raw materials	$153,475	$33,676
Packing materials	62,676	22,409
Finished goods	282,340	95,857
Total	$498,491	$151,942

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Building	$8,250,431	$8,244,669
Building improvements	912,208	911,462
Production equipment	2,332,685	2,319,654
Office furniture and equipment	183,088	179,752
Vehicles	118,545	118,448
	11,796,957	11,773,985
Less: Accumulated depreciation	(1,392,299)	(675,939)
	$10,404,658	$11,098,046

Depreciation for the nine months ended September 30, 2009 and 2008 was $730,000 and $291,000, respectively; and for the three months ended September 30, 2009 and 2008 was $244,000 and $153,000, respectively.

5. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represented prepayment for the raw material.  Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.

6. RELATED PARTY TRANSACTIONS

Due from Management

At September 30, 2009, due from management represented advance payment of $65,417 to one of the Company’s officers for his paying certain expenses relating to the Company’s daily operations.

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

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Land use right	$8,730,564	$8,723,411
Goodwill arising from acquisition of Tianfang	3,581,294	3,578,359
Software	7,215	7,209
	12,319,073	12,308,979
Less: Accumulated amortization	(246,435)	(94,574)
	$12,072,638	$12,214,405

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years.

Amortization for the nine months ended September 30, 2009 and 2008 was $152,000 and $41,000, respectively. Amortization for the three months ended September 30, 2009 and 2008 was $51,000 and $35,000, respectively. Amortization for the next five years from September 30, 2009 is expected to be $204,000, $204,000, $204,000, $204,000 and $204,000 respectively.

8. MAJOR CUSTOMERSAND VENDORS

There were no customers which accounted for over 10% of the Company’s sales for the nine and three months ended September 30, 2009.

Five and three customers which are dealers for the Company collectively accounted for 70% and 32% of the Company’s sales for the nine and three months ended September 30, 2008, respectively.  These customers accounted for about 18%, 16%, 13%, 12% & 11% of the sales for the nine months ended September 30, 2008, respectively. Three customers accounted for about 11%, 11%, and 10% of the sales for the three months ended September 30, 2008, respectively. At September 30, 2008, the total receivable balance due from these five customers was $0.

Three vendors collectively provided approximately 41% and 49% of the Company’s purchase of raw materials for the nine and three months ended September 30, 2009, respectively.  Each vendor accounted for 19%, 12%, and 10% of the purchases for the nine months ended September 30, 2009, and 26%, 12%, and 12% for the three months ended September 30, 2009, respectively. The Company did not have accounts payable to these vendors at September 30, 2009.

Five and one vendor collectively provided 57% and 10% of the Company’s purchase of raw materials for the nine and three months ended September 30, 2008, respectively. These vendors counted for about 13%, 12%, 11%, 11%, and 10% of the purchases for the nine months ended September 30, 2008, respectively. The Company did not have accounts payable to these vendors at September 30, 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

9. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Income tax payable	$995,065	$381,659
Value added tax payable	445,579	306,012
Individual income tax withholding payable	23	504,123
Sales tax payable	16,474	51,210
Other taxes	14,017	7,083
	$1,471,158	$1,250,087

10. OTHER PAYABLES

At September 30, 2009, other payables mainly consisted of approximately $7.62 million that Sinary was obligated to pay to Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and has been renewed to June 30, 2010.

At December 31, 2008, other payables consisted of $7.62 million purchase price of Heilongjiang Weikang and the unpaid portion of the purchase price of approximately $3.8 million Heilongjiang Weikang was obligated to pay to Tianfang’s former owners within one year from the closing of acquisition date.  The $3.8 million was paid during the first quarter of 2009.

11. DEFFERED TAX LIABILITY, NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land use right.

At September 30, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	2009	2008

Deferred tax asset on property and equipment for bases differences	$115,857	$37,758
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	29,616	29,591
Deferred tax liability arising from the acquisition of Tianfang	(3,621,341)	(3,618,374)
Deferred tax liability, net	$(3,475,868)	$(3,551,025)

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
Sinary had no operations for the nine months ended September 30, 2009 and 2008.

Foreign pretax earnings approximated $14,892,000 and $3,845,000 for the nine months ended September 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, $17,841,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,606,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
US statutory rates	34%	34%	34%	34%
Tax rate difference	(9)%	(9)%	(9)%	(9)%
Effect of tax holiday	-%	(16)%	-%	(9)%
Other			1%
Tax per financial statements	25%	9%	26%	16%

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

The following unaudited pro forma consolidated results of continuing operations for Heilongjiang Weikang and Tianfang for the nine months ended September 30, 2008 presents the operations of Heilongjiang Weikang and Tianfang as if the acquisitions occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Pro forma
Net Revenue	$7,765,940
Cost of Revenue	2,833,037
Gross Profit	4,932,903
Operating expenses:
Selling expenses	22,182
General and administrative expenses	880,168
Total operating expenses	902,350
Income from operations	4,030,553
Total non-operating expenses	(5,361)
Income before income tax	4,025,192
Income tax	397,547
Net income	$3,627,645

Basic and diluted weighted average shares outstanding	25,229,800
Basic and diluted net earnings per share	$0.14

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

Having no substantive operation of its own, Sinary, through Heilongjiang Weikang, engages in the research, development, manufacturing, marketing, and sales of Traditional Chinese Medicine ("TCM") in China. Heilongjiang Weikang is located in Heilongjiang Province in Northeastern China, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of our products are Chinese herbal-based health and nutritional supplements. We actively seek to maintain and improve the quality of our products, and as of April 2006, we have implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of our manufacturing processes.

Through our subsidiary Heilongjiang Weikang, we manufacture and distribute throughout China a series of internally developed TCM under a Chinese trade name, “Rongrun”. The “Rongrun”line presently includes seven products. We also developed two new products during 2007, which were approved by the Heilongjiang Department of Health.

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 480. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income”, codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 18, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Comparison of the Nine Months Ended September 30, 2009 and 2008

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$34,534,249		$6,651,947
Cost of Sales	15,803,400	46%	2,214,935	33%
Gross Profit	18,730,849	54%	4,437,012	67%
Operating Expense	4,446,576	13%	587,714	9%
Income from Operations	14,284,273	41%	3,849,298	58%
Other Income (Expenses), net	735,200	2%	(4,648)	0%
Income Tax Expenses	3,853,312	11%	352,255	5%
Net Income	$11,166,161	32%	$3,492,395	53%

Sales. During the nine months ended September 30, 2009, we had sales of $34.53 million, compared to $6.65 million for the comparable period of 2008, an increase of $27.88 million or 419%. The increase in sales was primarily a result of our acquisition of Tianfang, which brought us about $24.14 million sales or 70% of our sales during the nine months of 2009.  This increase in sales was also attributable to 1) increased demand from our dealers and distributors as a result of increased acceptance and trust in our products from end users which increased Weikang’s sales by 115% during the nine months ended September 30, 2009 compared with comparable period of 2008.  2) Since July 2008, Tianfang’s sale has been continuously growing due to Weikang’s existing market channel. We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $13.59 million or 613%, from $2.21 million in the nine months ended September 30, 2008 to $15.80 million for the nine months ended September 30, 2009. The increase was mainly due to increased production as a result of our acquisition of Tianfang and increased demand from the end users. The cost of sales as a percentage of sales for the nine months ended September 30, 2009, approximated 46% as compared to 33% for the comparable period of 2008, which was attributable to relatively higher cost of sales of Tianfang, approximating 51% of sales, while the cost of sales was approximately 33% of the sales for Heilongjiang Weikang, this was mainly due to Tianfang focusing on manufacturing popular products with relatively higher cost to meet customers’ demand and expanding its market share in the new regions with popular products. When the market becomes stable, we will launch new products to replace the low profit margin products.

Gross Profit. Gross profit was $18.73 million for the nine months ended September 30, 2009, compared to $4.44 million for the comparable period of 2008, representing margins of 54% and 67% of sales, respectively. The decrease in our margin was mainly due to increase in cost of sales as a percentage of sales as a result of relatively high cost of sales from Tianfang’s operations during the nine months of 2009.

Operating Expenses. Total operating expenses consisted of selling, general and administrative expenses of $4.45 million for the nine months ended September 30, 2009 compared to $0.59 million for the nine months ended September 30, 2008, an increase of $3.86 million or 657%. Operating expenses as a percentage of sales was 13% for the nine months ended September 30, 2009 while it was 9% for the comparable period of 2008. This increase was attributable to the combined expenses of Heilongjiang Weikang and Tianfang due to the acquisition of Tianfang in July 2008. In addition, we had R&D expense of approximately $1.9 million in 2009 for developing certain new medicine and health supplemental products with the Botany medicine research center of Northeast Forestry University.

           Net Other Income (Expenses). Other income was $0.74 million in the nine months ended September 30, 2009 compared to other expense of $4,648 in the nine months ended September 30, 2008.  Other income in the nine months of 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly.

Net Income. Our net income for the nine months ended September 30, 2009 was $11.17 million compared to $3.49 million for the nine months ended September 30, 2008, an increase of $7.67 million or 220%.   The increase was mainly attributed to growth in revenue and efficiency of operations. Our management believes net income will continue to increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Comparison of the Three Months Ended September 30, 2009 and 2008

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$11,227,275		$3,452,049
Cost of Sales	5,238,634	47%	1,048,897	30%
Gross Profit	5,988,642	53%	2,403,152	70%
Operating Expense	842,678	7%	214,292	6%
Income from Operations	5,145,964	46%	2,188,860	63%
Other Income (Expenses), net	247,104	2%	(3,502)	0%
Income Tax Expenses	1,414,837	13%	352,255	10%
Net Income	$3,978,232	35%	$1,833,103	53%

Sales. During the three months ended September 30, 2009, we had sales of $11.22 million, compared to $3.45 million for the comparable period of 2008, an increase of $7.78 million or 225%. This increase was attributable to 1) increased demand from our dealers and distributors as a result of increased acceptance and trust in our products from end users. 2) increased selling price to dealers and distributors of Heilongjiang Weikang as a result of increased demand from end users 3) increased sales from Tianfang as a result of its successful expansion on the market share in the new regions. We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $4.19 million or 399%, from $1.05 million in the three months ended September 30, 2008 to $5.24 million for the three months ended September 30, 2009. The increase was mainly due to increased sales. The cost of sales as a percentage of sales for the three months ended September 30, 2009, was 47% compared to 30% for the comparable period of 2008, which was attributable to relatively higher cost of sales of Tianfang, approximately 51% of sales, this was mainly due to sale of high cost products to meet customers’ demand for expanding the market share in the new regions of China; while the cost of sales was 33% of the sales for Heilongjiang Weikang, a decrease of 4% compared with the comparable period of 2008, which was mainly due to economies of scale with increased production volume while fixed costs remain constant.

Gross Profit. Gross profit was $5.99 million for the three months ended September 30, 2009, compared to $2.40 million for the comparable period of 2008, representing margins of 53% and 70% of sales, respectively. The decrease in our margin was mainly due to increase in cost of sales as a percentage of sales as a result of relatively high cost of sales from Tianfang’s operations during the third quarter of 2009.

Operating Expenses. Total operating expenses consisted of selling, general and administrative expenses of $0.84 million for the three months ended September 30, 2009 compared to $0.21 million for the three months ended September 30, 2008, an increase of $0.63 million or 293%. This increase was attributable to the combined expenses of Heilongjiang Weikang and Tianfang due to the acquisition of Tianfang in July of 2008.  Operating expenses as a percentage of sales was 7% for the three months ended September 30, 2009 while it was 6% for the comparable period of 2008. The increase was mainly due increased marketing expense of Tianfang for expanding its market share in the new regions of China.

           Net Other Income (Expenses). Other income was $0.25 million in the three months ended September 30, 2009 compared to other expense of $3,502 in the three months ended September 30, 2008.  Other income in the third quarter of 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly.

Net Income. Our net income for the three months ended September 30, 2009 was $3.98 million compared to net income of $1.83 million for the three months ended September 30, 2008, an increase of $2.15 million or 117%. The increase was mainly attributed to growth in revenue and efficiency of operations. Our management believes net income will continue to increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash and cash equivalents of $8.71 million, other current assets of $1.02 million, and current liabilities of $9.77 million. Negative working capital was $46,218 at September 30, 2009. The ratio of current assets to current liabilities was 0.99-to-1 as of September 30, 2009.

The negative working capital and the ratio of current assets to current liabilities are primarily due to other payables of $7.62 million that Sinary is obligated to pay to the prior owners of Heilongjiang Weikang within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and has been renewed to June 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2009 and 2008, respectively:

	2009	2008
Cash provided by (used in):
Operating Activities	$11,325,255	$3,698,792
Investing Activities	$(27,751)	$(78,638)
Financing Activities	$(2,614,430)	$(2,633,277)

    Net cash provided by operating activities was $11.33 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $3.70 million for the comparable period of 2008. The increase in net cash inflow from operating activities was mainly due to an increase in our net income with faster collection on accounts receivable.

    Net cash used in investing activities was $27,751 for the nine months ended September 30, 2009, as compared to net cash used in investing activities of $78,638 for the nine months ended September 30, 2008.  The cash outflow during the nine months ended September 30, 2009 was mainly due to the acquisition of additional office equipment.

Net cash used in financing activities was $2.61 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $2.63 million for the nine months ended September 30, 2008. The net cash outflow in financing activities for the nine months ended September 30, 2009 mainly consisted of payment of $3.81 million for the remaining portion of the acquisition price of Tianfang, net of repayment of sales receipts of $1.20 million from the management that was previously deposited into a personal bankcard owned by the Company’s officer mainly for the purpose of convenience on payment collection.  While in the comparable period of 2008, we paid $4.87 million for the first and second installment for the acquisition price of Tianfang, net of $2.46 million repayment of Weikang’s management for the sales receipts that was originally received by Weikang’s management on behalf of Weikang; and a repayment of $0.23 million to a related party.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 5.      OTHER INFORMATION

Subsequent Events

On August 11, 2009, we entered into a Securities Purchase Agreement with ARC China, Inc. (“ARC”). Pursuant to the terms of the Securities Purchase Agreement, ARC agreed that it will purchase up to an aggregate of 4,768,877 Units at a purchase price of $1.75 per Unit for an aggregate purchase price of $8,345,535.  Each "Unit" consists of (i) one share of the Company's newly-designated Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock"), and (ii) one-half warrant ("Warrant") to purchase one share of the Company's common stock, par value $0.00001 per share ("Common Stock"), at a price of $2.75 per share, pursuant to one or more closings on such dates and in such amounts as determined by ARC upon three days notice provided to the Company (the "Series A Purchase Transaction"). We expect that the issuance of shares of Series A Preferred Stock and the Warrants pursuant to the terms of the Securities Purchase Agreement will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, based upon our compliance with such rules and regulations.

The Securities Purchase Agreement was cancelled due to the termination of the services rendered by ARC. No shares were issued pursuant to this Securities Purchase Agreement.

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

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. (Registrant)

Date: November 18, 2009	By:	/s/ Yin Wang
Yin Wang Chief Executive Officer and Chairman of the Board